Form 10-Q
period 2015-06-30
ANDES 4 INC.
filed 2015-08-14
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2015

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55365

ANDES 4 Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Chongqing BaNa District, YuDong YingDan Plaza 63-3 Chongqing, China	401320
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (023) 66223188

16192 Coastal Highway
Lewes, DE 19958

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

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

ANDES 4 Inc.
Financial Statements

(Unaudited)

ANDES 4 Inc.
Condensed Balance Sheet

(Unaudited)

June 30, 2015
ASSETS

Current assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,466
Total current liabilities	3,466

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000
shares authorized; none issued and outstanding	-
Common stock $0.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued
and outstanding	1,000
Additional paid-in capital	1,000
Accumulated deficit	(5,466)
Total stockholders' deficit	(3,466)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 4 Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2015	From inception ( January 26, 2015) through June 30, 2015

Revenue	$-	$-

Operating expenses:
General and administrative	2,149	5,466
Total operating expenses	2,149	5,466

Net loss	$(2,149)	$(5,466)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 4 Inc.
Condensed Statement of Cash Flows
(Unaudited)

From inception January 26, 2015 through June 30, 2015

Net loss	$(5,466)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation - related party	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,466
Net cash used in operating activities	(1,000)

Cash flows from financing activities:
Contributed capital	1,000

Net cash provided by financing activities	1,000

Net increase (decrease) in cash	-
Cash, beginning of period	-

Cash, end of period	$-

Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

 ANDES 4 Inc.
Notes to Condensed Financial Statements

For the Period Ended June 30, 2015

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business– ANDES 4 Inc., (the “Company”) was incorporated under the laws of the State of Delaware on January 26, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On July 31, 2015, the sole officer and director of ANDES 4 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd., at an aggregate purchase price of $40,000 as fully disclosed on Form 8-K, dated August 13, 2015. These shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd., was the majority stockholder of the Company.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited financial statements of ANDES 4 Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2015 of ANDES 4 Inc in our Form 10-12G/A2 filed with the SEC on March 18, 2015.

The interim financial statements present the balance sheets, statements of operations and cash flows ANDES 4 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-11 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

ANDES 4 Inc.
Notes to Condensed Financial Statements

For the Period Ended June 30, 2015

(Unaudited)

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $5,466 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on January 26, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended June 30, 2015, which is recorded as additional paid-in capital.

5. SUBSEQUENT EVENT:

On July 31, 2015, the sole officer and director of ANDES 4 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd., at an aggregate purchase price of $40,000 as fully disclosed on Form 8-K, dated August 13, 2015. These shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd., was the majority stockholder of the Company

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $5,466 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

On July 31, 2015, the sole officer and director of ANDES 4 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd., at an aggregate purchase price of $40,000 as fully disclosed on Form 8-K, dated August 13, 2015. These shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd., was the majority stockholder of the Company

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
99.1	Share Purchase Agreement, dated July 31, 2015		8-K		99.1	08/13/15
17.1	Richard Chiang resignation letter, dated August 12, 2015		8-K		17.1	08/13/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDES 4 Inc.

By: /s/ Wenfa “Simon” Sun

Wenfa “Simon” Sun. President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ MeiHong “Sanya” Qian

MeiHong “Sanya” Qian. Chief Financial Officer, Secretary

Dated: August 14, 2015

