Form 10-Q
period 2015-09-30
CAT9 Group Inc.
filed 2015-11-16
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2015

[  ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55365

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Chongqing BaNa District, YuDongYingDan Plaza 63-3 Chongqing, China
401320
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (023) 66223188

16192 Coastal Highway

Lewes, DE 19958
_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2015,the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

CAT9 Group Inc.

CAT9 Group Inc. (formerly ANDES 4, Inc.) Unaudited Condensed Balance Sheet
September 30,
2015
ASSETS
Current assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,466
Due to related party	3,243
Total current liabilities	6,709

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000
shares authorized; none issued and outstanding	-
Common stock $0.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued
and outstanding	1,000
Additional paid-in capital	3,839
Accumulated deficit	(11,548)
Total stockholders' deficit	(6,709)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc. (formerly ANDES 4, Inc.) Unaudited Condensed Statements of Operations
	Three Months Ended September 30, 2015	January 26, 2015 (inception) through September 30, 2015
Revenue	$-	$-

Operating expenses:
General and administrative	6,082	11,548
Total operating expenses	6,082	11,548

Net loss from operations	$(6,082)	$(11,548)
Loss before income tax	(6,082)	(11,548)
Provision for income taxes	-	-
Net Loss	(6,082)	(11,548)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc. (formerly ANDES , Inc.)
Unaudited Condensed Statement of Cash Flows
January 26, 2015 (inception) through September 30, 2015
Operating activities:
Net loss	$(11,548)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation - related party	1,000
Changes in operating assets and liabilities:
Accounts payable	3,466
Net cash used in operating activities	(7,082)

Cash flows from financing activities:
Contributed capital	3,839
Due to related party	3,243
Net cash provided by financing activities	7,082

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc.

(formerly ANDES 4 Inc.)
Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – CAT9 Group Inc., formerly, ANDES 4 Inc., (the “Company”) was incorporated under the laws of the State of Delaware on January 26, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

On August 20, 2015, the registrant filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the registrant to CAT9 Group Inc. and was granted the name change on that same day. This action was fully disclosed on Form 8-K dated September 1, 2015.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed interim financial statements of CAT9 Group Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2015 of CAT9 Group Inc.,(f/k/a, ANDES 4 Inc.) in our Form 10-12G/A2 filed with the SEC on March 18, 2015.

The unaudited condensed interim financial statements present the balance sheet, statements of operations and cash flows of CAT9 Group Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The condensed interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows presented herein have been included in the unaudited condensed interim financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates– The preparation of unaudited condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America(“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements – In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Management does not believe there would be a material effect on the accompanying financial statements had any other recently issued but not yet effective accounting standards been adopted in the current period.

3.	GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,548 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2015 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2015, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on January 26, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,839 to the Company for the period ended September 30, 2015, which is recorded as additional paid-in capital.

5.	RELATED PARTY TRANSACTIONS

During the period ended September 30, 2015, a related party advanced the Company $3,243 to pay for certain operating expenses. The advance is unsecured, non-interest bearing. The Company agrees to allow the related party to convert the related party loan into shares of restricted common stock in the Company on demand. The conversion price and ratio to be determined upon negotiation. As of September 30 2015, the conversion price and ratio are still under negotiation between the Company and the related party.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Wenfa "Simon Sun, or MeiHong "Sanya" Qian, our director and officer, or another source. During the next 12 months we anticipate incurring costs related to:

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

General and Administrative Expenses

During the three month period ended September 30, 2015, we incurred general and administrative expenses of $6,082. For the nine-month period ended September 30, 2015, we incurred general and administrative expenses of $11,548. We continue to expect to incur further General and Administrative Expenses as we have no current operations. We have reasonable expectations that our officers and directors or another source will provide us with additional paid in capital, or a loan. No assurances however, can be made that such additional capital or loan will be made, or if obtained, at terms favorable to the Company.

Cash Flow

From our inception date, January 26, 2015 to September 30, 2015, we incurred a net loss of $11,548. We used $7,082 from related party loans during this period. For the quarter ended September 30, 2015, we incurred a loss of $6,082. From our inception date, January 26, 2015 to September 30, 2015, the increase in cash used were for administrative expenses, accounting, audit and advisory fees. These factors contributed to our negative operating cash flow.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,548 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

On July 31, 2015, the sole officer and director of CAT9 Group Inc.,(f/k/a, ANDES 4 Inc.), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd., at an aggregate purchase price of $40,000 as fully disclosed on Form 8-K, dated August 13, 2015. These shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd., was the majority stockholder of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
3.3	Certificate of Amendment to Certificate of Incorporation, dated August 20, 2015		8-K		3.3	09/01/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
99.1	Share Purchase Agreement, dated July 31, 2015		8-K		99.1	08/13/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAT9 Group Inc.

By: /s/ Wenfa “Simon” Sun

Wenfa “Simon” Sun. President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ MeiHong “Sanya” Qian

MeiHong “Sanya” Qian.Chief Financial Officer, Secretary

Dated: November 16, 2015

