Form 10-K
period 2015-12-31
CAT9 Group Inc.
filed 2016-04-15
CIK 1632275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-55365

CAT9 Group Inc.

 (Exact name of registrant as specified in its charter)

Delaware	47-2912810
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYEE IDENTIFICATION NO.)

Chongqing BaNa District, YuDongYingDan Plaza 63-3

Chongqing, China

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(023) 66223188

(ISSUER TELEPHONE NUMBER)

N/A

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

  (Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of April 14, 2016, there were 10,000,000 shares of $0.0001 par value common stock issued and outstanding.

2

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Star Vending Services Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.   Description of Business.

(a)   Business Development

Cat9 Group Inc. (the “Company” or the “Registrant”), formerly, ANDES 4 Inc. was incorporated under the laws of the State of Delaware on January 26, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

(b)   Business of Issuer

Based on proposed business activities, we are a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any Letter of Intent or other agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

      (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

      (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

      (c) Strength and diversity of management, either in place or scheduled for recruitment;

      (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

      (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

      (f) The extent to which the business opportunity can be advanced;

      (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

      (h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees. Our officers and directors are engaged in outside business activities and anticipate that he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

Risk Factors

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

Our Business Is Difficult To Evaluate Because We Have No Operating History.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There Is Competition For Those Private Companies Suitable For A Merger Transaction Of The Type Contemplated By Management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

The Company Has No Existing Agreement For A Business Combination Or Other Transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management Intends To Devote Only A Limited Amount Of Time To Seeking A Target Company Which May Adversely Impact Our Ability To Identify A Suitable Acquisition Candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to our affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

The Company May Be Subject To Further Government Regulation Which Would Adversely Affect Our Operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

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

There Is Currently No Trading Market For Our Common Stock.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

The Company Has Conducted No Market Research Or Identification Of Business Opportunities, Which May Affect Our Ability To Identify A Business To Merge With Or Acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

We Cannot Assure You That Following A Business Combination With An Operating Business; Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There Is No Public Market For Our Common Stock, Nor Have We Ever Paid Dividends On Our Common Stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended.

Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

Control by Management.

Chongqing Field Industrial Company Ltd. ("CQFI") currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, CQFI has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Wenfa "Simon" Sun, our Chief Executive Officer, and Chairman of the Board of Directors, is an indirect owner of the 10,000,000 shares of our common stock issued and outstanding via his position and ownership of CQFI. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Description of Property.

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2015, there was one holder (CQFI) of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained a net loss of $20,346.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with amounts to be loaned to or invested in us by our stockholders, management or other investors.

During the next twelve months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

2015 Year-End Analysis

The Company has received no income, has had no operations, nor expenses, other than Delaware state fees and incorporation, accounting fees as required for incorporation and for the preparation of the Company's financial statements and consultant fees. As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained a net loss of $20,346.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2015

Name	Age	Position(s)
Wenfa "Simon" Sun	39	President, Chief Executive Officer, Chairman of the Board of Directors
MeiHong "Sanya" Qian	47	Chief Financial Officer, Secretary

Wenfa “Simon” Sun, Age 39, President, Chief Executive Officer, Chairman of the Board of Directors

Mr. Sun holds a degree in International Finance from the Politics and Law University in Shanghai.  Post-graduation Mr. Sun started as an intern with Shanghai Sports foundation in 2005.  Putting his academic skills to practical application gained valuable experience in domestic and international finance policies and regulations.  In 2007 joined the Yantai Charitable Association where he used his experience and resources to raise funds for this notable charity.  Mr. Sun realizing the potential in both the domestic and international market for new technology in the Agriculture sector purchased Chongqing Steyer Agriculture Company. As President, he collaborated in a team effort and listed the Company's shares on the Shanghai Stock Exchange

Ms. MeiHong “Sanya” Qian, Age 47, Chief Financial Officer, Secretary

Ms. Qian holds a degree in Business Administration in English from Chongqing Educational University and has twenty years experience in the real estate development sector starting in 1992 as Deputy Manager of Chongqing YingDan real Estate Ltd. In 2002 forming her own real estate and consulting firm Gold Clicks2 Real Estate Consulting Ltd., as President and General Manager. During Ms. Qian’s tenure in the real estate development industry she developed 138 projects in China’s largest municipality, Chongqing, and 16 projects in medium size cities earning her China’s distinguished “Top Ten Outstanding Marketing Planner” award in 2007. As a post graduate student in economics and finance from South West Economics and Finance University in Chengdu along with her proven track record in market research, feasibility studies and international trade, Ms. Qian’s vision has turned to the current domestic and global market demand for food and was appointed General Manager of Chongqing Steyer Agriculture Company Ltd. in 2015. She collaborated in a team effort to help list the Company's shares on the Shanghai Stock Exchange.

(b) Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 11.   Executive Compensation.

Our officer and director does not receive any compensation for services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our officers and directors intend to devote no more than (25) twenty five hours per week to our affairs.

Our officers and directors will not receive any finder’s fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wenfa "Simon" Sun, President, CEO, Chairman	12/31/15	-	-	-	-	-	-	-	-
MeiHong "Sanya" Qian, CFO, Secretary	12/31/15	-	-	-	-	-	-	-	-

Director Compensation

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2015.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2015, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wenfa “Simon” Sun	0	0%
MeiHong “Sanya” Qian	0	0%
Chongqing Field Industrial Company Ltd. Chongqing BaNa District, YuDongYingDan Plaza 63-3 Chongqing, China	10,000,000	100%
All Officers and Directors as a group	0	0%

(1) The above percentages are based on 10,000,000 shares of common stock outstanding as of December 31, 2015.

(2) Wenfa "Simon" Sun holds indirect ownership of the 10,000,000 shares that are issued and outstanding in the registrant from his ownership position in Chongqing Field Industrial Company Ltd. Full disclosures were made and filed on Form 13D on October 6, 2015.
(3) Both Wenfa "Simon" Sun and MeiHong “Sanya” Qian share the address of Chongqing BaNa District, YuDongYingDan Plaza 63-3, Chongqing, China.

Item 13. Certain Relationships and Related Transactions.

During the period ended December 31, 2015, a related party advanced the Company $15,507 to pay for certain Company expenses. The advance is unsecured, non-interest bearing and due upon demand. Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Anton & Chia, LLP, is the Company’s independent registered public accounting firm. Set below are aggregate fees professional services rendered for the year ended December 31, 2015.

Audit Fees

The fees for the audit and review services billed and to be billed by Anton & Chia, LLP for the period from January 26, 2015 to December 31, 2015 amounted to $11,625.

Audit Related Fees

None

Tax Fees

There were no fees billed by Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2015.

All Other Fees

There were no fees billed by Anton & Chia, LLP for other products and services for the fiscal year ended December 31, 2015.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:
			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
17.1	Resignation Letter		8-K		17.1	08/13/15
99.1	Share Purchase Agreement		8-K		99.1	08/13/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cat9 Group Inc.

Dated: April 14, 2016

By: /s/ Wenfa "Simon" Sun

Name: Wenfa "Simon" Sun

Title: President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ MeiHong "Sanya" Qian

Name: MeiHong "Sanya" Qian

Title: Chief Financial Officer, Secretary

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Wenfa "Simon" Sun Name: Wenfa "Simon" Sun	President, Chief Executive Officer, and Chairman of the Board of Directors	April 14, 2016

CAT9 Group, Inc.

FINANCIAL STATEMENTS

As of December 31, 2015
And From The Period From January 26, 2015
(Date of Inception) To December 31, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CAT9 Group, Inc.

We have audited the accompanying balance sheet of Cat9 Group Inc., (formerly, Andes 7 Inc.) (the "Company") as of December 31, 2015, and the related statements of operations, change in stockholders’ deficit and statement of cash flows for the period from January 26, 2015 (Inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for thepurpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the period from January 26, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which include the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

April 14, 2016

CAT9 Group Inc. (formerly ANDES 4, Inc.) Balance Sheet
December 31,
2015
ASSETS
Current assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$-
Due to related party	15,507
Total current liabilities	15,507

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000
shares authorized; none issued and outstanding	-
Common stock $0.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued
and outstanding	1,000
Additional paid-in capital	3,839
Accumulated deficit	(20,346)
Total stockholders' deficit	(15,507)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these financial statements.

CAT9 Group Inc. (formerly ANDES 4, Inc.) Statements of Operations
January 26,2015 (inception) through December 31, 2015
Revenue	$-

Operating expenses:
General and administrative	20,346
Total operating expenses	20,346

Net loss from operations	$(20,346)
Loss before income tax	(20,346)
Provision for income taxes	-
Net Loss	(20,346)

Basic and diluted net loss per common share	$(0.00)

Basic and diluted weighted average common shares outstanding	10,000,000

The accompanying notes are an integral part of these financial statements.

CAT9 Group Inc.
(formerly ANDES 4, Inc.)

Statement of Changes in Stockholders’ Deficit
From January 26, 2015 (inception) through December 31, 2015

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

January 26, 2015 (inception)	-	$ -	$ -	$ -	$ -
Shares issued for services at $.0001 per share	10,000,000	1,000	-	-	1,000
Contributed capital	-	-	3,839	-	3,839
Net loss	-	-	-	(20,346)	(20,346)

Balance, December 31, 2015	10,000,000	$1,000	$3,839	$(20,346)	$(15,507)

The accompanying notes are an integral part of these financial statements.

CAT9 Group Inc. (formerly ANDES , Inc.)
Statement of Cash Flows
January 26, 2015 (inception) through December 31, 2015
Operating activities:
Net loss	$(20,346)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation - related party	1,000
Changes in operating assets and liabilities:
Accounts payable
Net cash used in operating activities	(19,346)

Cash flows from financing activities:
Contributed capital	3,839
Due to related party	15,507
Net cash provided by financing activities	19,346

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these financial statements.

Cat9 Group Inc.

(formerly ANDES 4 Inc.)

Notes to Financial Statements

December 31, 2015

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

Cat9 Group Inc. formerly, ANDES 4 Inc., (the “Company”) was incorporated under the laws of the State of Delaware on January 26, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On July 31, 2015, the sole officer and director of ANDES 4 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd. at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd. became the sole stockholder of the Company.

As previously disclosed on Form 8-K, on July 13, 2015, on August 19, 2015, the Registrant filed a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Registrant to CAT9 Group Inc.

On August 18, 2015, the board of director (the "Board") and the sole shareholder of the Registrant approved to engage Tech Associates Inc. as its corporate advisor to assist in its ‘going public’ strategy. The initial term is for six months, with an option for ongoing continuity of service, with monthly compensation of $2,000.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents for the year ended December 31, 2015.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company's financial statement presentation and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2014-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated a deficit of $20,346 as of December 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2015 no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2015, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on January 26, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,839 to the Company for the period ended December 31, 2015, which is recorded as additional paid-in capital.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2015, a related party advanced the Company $15,507 to pay for certain Company expenses. The advance is unsecured, non-interest bearing and due upon demand.

NOTE 6 – INCOME TAXES

The Company provision for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,086 which is calculated by multiplying a 25% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

Period from January 26, to December 31, 2015
Net loss for the year	$20,346
Adjustments	—
Tax loss for the year	20,346
Estimated effective tax rate	34%
Deferred tax asset	$6,918

The total valuation allowance is $20,576 as of December 31, 2015. Details are as follows:

Period from January 26, to December 31, 2015
Deferred tax asset	$6,918
Valuation allowance	(6,918)
Current taxes payable	—
Provision for income tax	$—

NOTE 7 – SUBSEQUENT EVENTS

None

