Form 10-Q
period 2016-03-31
CAT9 Group Inc.
filed 2016-05-16
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2016, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

(Unaudited)

4

CAT9 Group Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)

Current Assets:

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities

Due to related party	$15,507	$15,507
Total Current Liabilities	15,507	15,507

TOTAL LIABILITIES	15,507	15,507

Shareholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	—	—
Common stock ($0.0001 par value, 100,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding, respectively)	1,000	1,000
Additional paid-in capital	17,714	3,839
Accumulated deficit	(34,221)	(20,346)
Total Stockholders’ Deficit	(15,507)	(15,507)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2016	January 26, 2015 (inception) through March 31, 2015

Revenue	$—	$—

Operating Expenses:

General and administrative expenses	13,875	3,317

Total operating expenses	13,875	3,317

Net loss from operations	$(13,875)	$(3,317)
Loss before income taxes	(13,875)	(3,317)
Provision for income taxes	—	—
Net Loss	$(13,875)	$(3,317)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc.
Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2016	January 26, 2015 (inception) through March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,875)	$(3,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - related party	—	1,000
Changes in operating assets and liabilities:
Accounts payable	—	1,317
Net cash used in operating activities	(13,875)	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions - related party	13,875	1,000
Net cash provided by financing activities	13,875	1,000

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc.

Notes to Condensed Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

CAT9 Group Inc., (the “Company”) formerly ANDES 4 Inc. was incorporated under the laws of the State of Delaware on January 26, 2015, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On July 31, 2015, the sole officer and director of the Company entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd. at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, the sole officer and director of the Company executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd. was the sole stockholder of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of CAT9 Group Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements CAT9 Group Inc. in our Form 10-12G/A2 filed on September 8, 2015.

The interim unaudited financial statements present the balance sheet, statements of operations and cash flows CAT9 Group Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $34,221 as of March 31, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2016 no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2016, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on January 26, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $3,839 to the Company for the period ended December 31, 2015, which is recorded as additional paid-in capital.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2015, the CEO advanced the Company $15,507 to pay for professional fees related to the Company’s SEC filing expenses. The advance is unsecured, non-interest bearing and due upon demand.

During the period ended March 31, 2016, a consultant for the Company contributed $13,875 to pay for professional fees related to the Company’s SEC filing expenses. The amount has been credited to paid in capital.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on May 12, 2016 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On May 2, 2016, the Company entered into Employee Agreements with Wenfa "Simon" Sun, its President, Chief Executive Officer, and Chairman of the Board of Directors, and MeiHong "Sanya" Qian, its Chief Financial Officer and Secretary. Pursuant to the Employment Agreement, the Company issued 6,000,000 shares of restricted common stock to Wenfa "Simon" Sun, and 4,000,000 shares of restricted common stock to MeiHong "Sanya" Qian.

On May 3, 2016, the sole shareholder of the Company, Chongqing Field Industrial Ltd., ("CQFI") consented to a redemption of its 10,000,000 shares of common stock at a price of $0.0001 per share for an aggregate redemption price of $1,000. As a result of this action by CQFI, management of the Company now control 100% of the issued and outstanding shares.

With the redemption and subsequent issuance of the 10,000,000 shares of restricted common stock, the Company effected a change in its control and the new majority shareholders are the current members of management of the Company.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operations

Three months ended March 31, 2016 compared to the period January 26, 2015 (inception) through March 31, 2015

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $13,875 for the three months ended March 31, 2016 compared to $3,317 for the period January 26, 2015 (inception) through March 31, 2015. General and administrative expense consists of professional fees and have increased due to the requirements of required SEC filings.

Net Loss

Our net loss for the three months ended March 31, 2016 was $13,875 compared to $3,317 for the period January 26, 2015 (inception) through March 31, 2015. The increase in net loss is due to the increased professional fees as discussed above.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2016, we had cash of $0 and total liabilities of $15,507. Our cash flows from operating activities for the three months ended March 31, 2016 resulted in cash used of $13,875. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended March 31, 2016 was $13,875 from contributed capital by a related party. The Company has a working capital deficiency of $15,507 and a shareholders’ deficit of $34,221 at March 31, 2016.

During the period ended December 31, 2015, the CEO advanced the Company $15,507 to pay for professional fees related to the Company’s SEC filing expenses. The advance is unsecured, non-interest bearing and due upon demand.

During the period ended March 31, 2016, a consultant for the Company contributed $13,875 to pay for professional fees related to the Company’s SEC filing expenses. The amount has been credited to paid in capital.

Over the next 12 months we expect to expend approximately $10,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring suitable partners or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

Operating Capital and Capital Expenditure Requirements

Our controlling shareholders expect to advance us additional funding for operating costs in order to implement our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the resources of our controlling shareholders. The loans from our controlling shareholders are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

Plan of Operation and Funding

We do not currently engage in enough business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

  (i) filing of Exchange Act reports, and

  (ii) costs relating to developing our business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our controlling shareholder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	04/06/15
3.2	By-Laws		10		3.2	04/06/15
4.1	Specimen Stock Certificate		10		4.1	04/06/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Dated: May 16, 2016

