Form 10-Q
period 2016-06-30
CAT9 Group Inc.
filed 2016-08-18
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2016, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

(Unaudited)

Contents

Financial Statements	PAGE

Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015 (Audited)	5

Condensed Statements of Operations for the three and six months ended June 30, 2016, and for the three months ended June 30, 2015, and for the cumulative period from inception (January 26, 2015) to June 30, 2015 (Unaudited)	6

Condensed Statements of Cash Flows for the six months ended June 30, 2016, and for the cumulative period from inception (January 26, 2015) to June 30, 2015 (Unaudited)	7

Notes to Unaudited Condensed Financial Statements	8

CAT9 Group Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)

Current Assets:

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities

Due to related party	$15,507	$15,507
Total Current Liabilities	15,507	15,507

TOTAL LIABILITIES	15,507	15,507

Shareholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding, respectively)	1,000	1,000
Additional paid-in capital	21,114	3,839
Accumulated deficit	(37,621)	(20,346)
Total Stockholders’ Deficit	(15,507)	(15,507)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2015	January 26, 2015 (inception) through June 30, 2015
	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses:

General and administrative expenses	3,400	2,149	17,275	5,466

Total operating expenses	3,400	2,149	17,275	5,466

Net loss from operations	$(3,400)	$(2,149)	$(17,275)	$(5,466)
Loss before income taxes	(3,400)	(2,149)	(17,275)	(5,466)
Provision for income taxes	-	-	-	-
Net Loss	$(3,400)	$(2,149)	$(17,275)	$(5,466)
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc.
Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2016	January 26, 2015 (inception) through June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,275)	$(5,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Accounts payable	-	3,466
Net cash used in operating activities	(17,275)	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions - related party	17,275	1,000

Net cash provided by financing activities	17,275	1,000

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CAT9 Group Inc.

Notes to Condensed Financial Statements

June 30, 2016

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated of $37,621 as of June 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2016 no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2016, 10,000,000 shares were issued and outstanding respectively.

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

During the period ended June 30, 2016, a consultant for the Company contributed $17,275 to pay for professional fees related to the Company’s SEC filing expenses. The amount has been credited to paid in capital.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued on August 18, 2016 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $3,400 for the three months ended June 30, 2016 compared to $2,149 for the three months ended June 30, 2015. General and administrative expense consists of professional fees and have increased due to the requirements of required SEC filings.

Net Loss

Our net loss for the three months ended June 30, 2016 was $3,400 compared to $2,149 for the three months ended June 30, 2015. The increase in net loss is due to the increased professional fees as discussed above.

Six months ended June 30, 2016 compared to the period January 26, 2015 (inception) through June 30, 2015

Revenues

We have had no revenues to date. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $17,275 for the six months ended June 30, 2016 compared to $5,466 for the period January 26, 2015 (inception) through June 30, 2015. General and administrative expense consists of professional fees and have increased due to the requirements of required SEC filings.

Net Loss

Our net loss for the six months ended June 30, 2016 was $17,275 compared to $5,466 for the period January 26, 2015 (inception) through June 30, 2015. The increase in net loss is due to the increased professional fees as discussed above.

Liquidity and Capital Resources

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2016, we had cash of $0 and total liabilities of $15,507. Our cash flows from operating activities for the six months ended June 30, 2016 resulted in cash used of $17,275. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended June 30, 2016 was $17,275 from contributed capital by a related party. The Company has a working capital deficiency of $15,507 and a shareholders’ deficit of $37,621 at June 30, 2016.

During the period ended December 31, 2015, the CEO advanced the Company $15,507 to pay for professional fees related to the Company’s SEC filing expenses. The advance is unsecured, non-interest bearing and due upon demand.

During the period ended June 30, 2016, a consultant for the Company contributed $17,275 to pay for professional fees related to the Company’s SEC filing expenses. The amount has been credited to paid in capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 18, 2016

-18-