Form 10-K
period 2016-12-31
CAT9 Group Inc.
filed 2017-04-28
CIK 1632275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-55365

CAT9 Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-2912810
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYEE IDENTIFICATION NO.)

Yudong Miaoshitai #46-9, Banan District, Chongqing, China

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(023) 66223188

(ISSUER TELEPHONE NUMBER)

N/A

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of April 28, 2017 , there were 21,000,000 shares of $0.0001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of CAT9 Group Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

 PART I

Item 1.   Description of Business.

(a)   Overview

The terms "we", "Company" and "CAT9" refer to CAT9 Group Inc. , a Delaware corporation, formerly known as ANDES 4 Inc. ("ANDES 4"), its wholly-owned subsidiary, CAT9 Holdings Ltd, a company organized under the laws of the Cayman Islands, ("CAT9 Cayman"); CAT9 Cayman's wholly-owned subsidiary, CAT9 Investment China Limited, a company organized under the laws of Hong Kong ("CAT9 HK"); and its wholly-owned subsidiary, Chongqing CAT9 Industry Company Ltd, a company organized under the laws of the People's Republic of China.

(b)   Business of Issuer

On December 27, 2016, CAT9 closed a share exchange transaction pursuant to which CAT9 became the 100% parent of CAT9 Cayman, assumed the operations of CAT9 Cayman and its subsidiaries, including CAT9 Investment China, and Chongqing CAT9 Industry Company Ltd.

CAT9 Cayman is a holding company incorporated in August 20, 2015, under the laws of the Cayman Islands. CAT9 Investment China Limited was incorporated in September 10, 2015, under the laws of Hong Kong. CAT9 Investment China is a window for the group to handle the business operations outside of China.

Chongqing CAT9 Industry Company Ltd. is located in Chongqing, PRC and was incorporated under the laws of the PRC on June 26, 2014. Chongqing Field Industrial Company Ltd. operates through strategic alliance and distribution rights agreements in the PRC, the Company is engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer Truncatum trees and harvesting of Acer Truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales.

Our operating subsidiary, Chongqing CAT9 Industrial Company Ltd., (“Chongqing CAT9”) (formerly Chongqing Field Industrial Company Ltd) is engaged in selling Acer Truncatum oil, food stuffs and farm machinery through our strategic alliance and distribution rights and agreements in the PRC.

As of the date of this Current Report on Form 10-K, Chongqing CAT9 employs a staff of 15 people and is located in Chongqing Municipality at Yudong Miaoshitai #46-9, Banan District, Chongqing, The People's Republic of China.

Products and Market

Chongqing CAT9 provides a robust offering from food product suppliers within the municipality of Chongqing, China. Through distribution rights and agreements, Chongqing CAT9 works as the product suppliers’ representative utilizing high technology platforms such as the WeChat mobile application to offer products to end purchasers such as individual consumers, restaurants and food suppliers, merchants, stores and supermarkets.

Food Product Suppliers represented by Chongqing CAT9

Chongqing BananMaotang Sugar Wine Business	Sugar & Wine

Chongqing Nianrui Food Co., Ltd

ChongQingHongGaoLei Agriculture Co.,Ltd

ChongQingFenGuMeiDi beekeeper Co., Ltd

ShanDong Donkey-hide gelatin Co.Ltd

ChongQingZhenJiu Food Co.,Ltd

Xingguo Red Land Ecological Agriculture Development Co., Ltd

Sausage Meats Dried Bamboo Honey Gelatin Agricultural Products (fruits/vegetables) Acer Truncatum

Chongqing CAT9 also seeks to establish 1,000,000 mu (about 164,737 acres) of organic agricultural industry base, producing more than 200 varieties of organic food, actively encouraging 200,000 farmers working specifically in organic agriculture. The company plans to support 100 agricultural machinery companies, 1000 agricultural cooperatives, 5000 large agricultural farmers, to promote economy through modern planting and harvesting machinery. Chongqing CAT9 will work together with farmers to establish agricultural cooperatives, to help students, laid-off workers and veterans to establish micro-enterprises, in order to development both urban and rural areas so that, suppressed land and rural property can be activated. Chongqing CAT9 expects this initiative to begin developing in Q1 2017.

Chongqing CAT9 is also engaged in the business of the purchase and sale of Acer Truncatum oil. We purchase raw material (oil) from suppliers in China and in turn bottle, package and ship our product back to the factory. Chongqing CAT9 uses sales agents who then sell direct to retail customers. Sales channels include online sales such as Taobao, T-Mall and Alibaba, and government agencies. The Company’s strategy is to process their own raw materials (oil) from the Acer Truncatum plant with land leases and developing a more direct approach that provides better economics to the Company. Recently the company has entered into the business of growing, harvesting and the production of edible oil with the acquisition of Acer Truncatum Plantations via two agreements which provide a total of 1400 Mu (230 Acres) of land in Yunnan Province, China.

Acer Truncatum is a plant that produces an extract from its leaf. Nervonic acid is the principal extract of the Acer Truncatum plant of which Acer Truncatum oil is derived. Nervonic acid is a rich omega-9 fatty acid that is known to be beneficial to memory related brain health, anti-aging, blood lipid regulation, and anti-fatigue symptoms. There are a few alternate sources where nervonic acid can be derived, however at much less yield than from an Acer Truncatum plant.

Nervonic Acid content (mg/100g)
Acer Truncatum	580
Brassica Oil Seeds	69-83
Sesame Seeds	35
Macadamia Nuts	18
Tropaeolum Speciosum	10
Lunaria (Money Plant)	8
King Salmon (Chinook)	140
Sockeye Salmon	40

Source: Herb Nutritionals

CAT9 branded Acer Truncatum Oil Products

Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC, which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

We generally finance our operations through operating profit and borrowings from our directors. As of the date of this Form 10-K Annual Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due. We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

We believe that the level of financial resources is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen our financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities. No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

Competitive Advantages

We believe that our competitive advantages include offering modern farming equipment and technology needed for productive and cost effective farming, utilizing Hi-Tech GPS crop machinery, unmanned aerial vehicle (UAV) drone technology, and cooperative management of growing, harvesting and delivery logistics. Our proximity to regional fruit production centers enables us to purchase fresh fruits directly from farmers, avoid the need to transport fresh fruit over long distances to processing facilities, reducing our transportation expenses and damage to fresh fruit during transportation and helps us maintain high quality of finished products by preserving freshness. In addition using innovative on-line off-line (O2O) marketing and distribution platform such as the WeChat mobile application allows the consumers to order their fresh foods directly to their door providing a much greater market penetration.

Research and Development

We will continue to research and develop new methods for Hi-Tech seeding, irrigation, growth monitoring and harvesting to enhance the yield and productivity for farmers.

Industry and Principal Markets

Global Farm Management Market

According to Markets and Markets, a market research firm, the global farm management market is poised to grow to over $5.5 billion in total market value by the end of 2020, representing a compound annual growth rate (CAGR) of 12.64%. Global farm management products are highly segmented and are technology driven utilizing global positioning satellite technology (GPS), remote sensing, variable rate technology, hardware automation, yield, soil, water and climate sensing technology.

World Agricultural Equipment Market

We also address the agricultural equipment market by offering heavy machinery and farm equipment to potential customers. This market is expected to grow at a CAGR of 9.6% to reach $302 billion by 2022 according to Statistics MRC. Key drivers to this growth are expected to be world population growth, increase for food production demand, and the need for mechanization of farming techniques.

Principal Markets

We support farmers in the Chongqing region within China by marketing their products to customers through utilizing high technology platforms. Currently, this comprises the majority of our business activity. We expect to grow through expanding our business through additional lines of commerce such as offering heavy machinery and farm equipment to countries in Africa.

Internationally, we have a strong focus in developing business relations in Africa due to favorable population demographics. Africa has consistently been ranked as one of the poorest regions for food security in the world. There are many factors that contribute to this issue such as weather extremes, unstable government, war, hyperinflation, lack of resources and political crisis. Despite these issues, management believes there are tremendous opportunities within the farm and agricultural equipment market in Africa.

Chongqing CAT9seeks to provide Chinese farm management to areas which we are currently in negotiation with Fe Corporation in West Africa and have entered into a letter of intent, who has made available for our business over 72,000 square kilometers of land for agriculture development and 124,000 square kilometers of water for fishing rights. In addition to the requirement for farm management, Fe Corporation will purchase farm machinery and equipment to implement their project of which Chongqing CAT9has the ability to provide through its resource partnerships.

In addition, Chongqing CAT9 has recently entered into negotiation with Grupo Bermejo, a company in Argentina for importing various products such as meat, wheat and corn. Due to recent policy changes and trade restrictions being lifted with Argentina, we expect positive results in expanding both the import of food products to China as well as exportation of equipment and machinery to the farmers in Argentina.

The PRC Market Customers

The PRC has 20% of the world’s population, but only has 6% of arable land. This puts an incredible burden on the country and the government to fulfill the growing demands of China. Management believes that this will provide an excellent opportunity for our company to grow and be a major contributing factor in providing a solution to this challenging domestic problem. We are able to reach any customer who has access to the Internet and a mobile device. Our O2O initiative allows us to utilize high technology platforms such as the WeChat mobile application to reach our customers.

Additionally, we believe that the increased health awareness of consumers and the quality of living powered by the PRC’s economic growth will continue to fuel the demand for fresh organic and non-organic food products.

Competition

The markets in which we operate are competitive, rapidly evolving and subject to shifting customer demands and expectations. There are a number of companies that compete directly with our product offerings and some of our competitors have significantly more financial resources than we possess. These competitors however only use the internet and only one is national Yihaodian (yhd.com). The others Nogogo is located in southern China (nogogo.cn - Shenzhen), and Epermarket located in east China (epermarket.com - Shanghai).

We believe our competitive advantages include our unique O2O marketing and logistics platform which will reach more customers than our competitor’s conventional methods, as there are no other companies currently providing this sales and distribution method.

Strategy

Our goal is to become a leading provider in farm food distribution and farm management equipment in China and overseas, particularly in Africa. We intend to achieve this goal by implementing the following strategies:

Maximize our existing resources to increase our profitability

·	Expanding our sales force both within the municipality and nationally through direct recruitment of sales and IT development staff

·	In addition to our O2O sales and distribution platform we also have our own website. (www.CAT9group.com)

·	Strengthening relationship with our existing clients by offering sales promotion incentives such as discounts, and vacation travel packages through our affiliate resort and hotel partners.

·	Continually expanding our product offerings on a regular basis.

·	Developing further partnerships with farm machinery and equipment manufacturers.

·	Developing a further client base of food distributors and importers throughout China.

Initial Engagement in Africa and Argentina

Chongqing CAT9 seeks to provide Chinese farm management to areas which we are currently in negotiation with Fe Corporation in West Africa who has made available for our business over 6 million acres of land for agriculture development. In addition to the requirement for farm management, Fe Corporation will purchase farm machinery and equipment to implement their project of which Chongqing CAT9has the ability to provide through its resource partnerships. Chongqing CAT9 has signed a letter of intent for this business transaction.

Chongqing CAT9 has recently entered into negotiation with Grupo Bermejo, a company in Argentina for importing various products such as meat, wheat and corn. Due to recent policy changes and trade restrictions being lifted with Argentina, we expect positive results in expanding both the import of food products to China as well as exportation of equipment and machinery to the farmers in Argentina.

Focus on improved efficiencies

We will continue to focus on efforts on improving the overall efficiency of O2O performance through exploring various options on new technologies and alternative platforms to benefit both our farming clients and our customers. We will address issues that arise from our farm management and equipment business, primarily; product safety, environmental protection, occupational health, compliance with requirements of import and export rules and regulations.

Suppliers

Chongqing CAT9suppliers of food product suppliers are located principally within the municipality of Chongqing, China. Through distribution rights and agreements, Chongqing CAT9works as the product suppliers’ representative utilizing high technology platforms such as the WeChat mobile application to offer products to end purchasers such as restaurants and food suppliers, merchants, stores and supermarkets.

Marketing, Sales and Distribution

We market our products through three primary methods: direct contact with foreign businesses, attendance at exhibitions we sponsor, sales made through on-line and offline platforms (O2O) such as WeChat, and expect to reach customers through our website. Our marketing and sales teams work closely together to maintain a consistent message to our customers of delivering high quality and farm fresh products.

Our export business is primarily comprised of farm machinery, equipment and farm management.

PRC Government Regulations

Our products are subject to central government regulation as well as provincial government regulation in Chongqing and Sichuan Provinces. Business and product licenses must be obtained through application to the central, provincial and local governments. We have obtained our business licenses to operate domestically under the laws and regulations of the PRC. We obtained business licenses to conduct businesses, including an operating license to sell packaged foods, fruits and vegetables, fruit sugar, fruit pectin, dried fruits and vegetables, dehydrated fruits and vegetables, fruit and vegetable juice drinks, and organic food. Business, company and distributor product registrations are certified on a regular basis and comply with the laws and regulations of the PRC, provincial and local governments and industry agencies.

In accordance with PRC laws and regulations, all our suppliers are required to comply with applicable hygiene and food safety standards in relation to our production processes. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production activities, which could disrupt our operations and adversely affect our business.

In the PRC, we will have to comply with the laws and regulations relating to the distribution of Internet content in China such as the Application of the Appropriate Internet Content Provider License and our data usage policy has to be in accordance with Regulations of The People’s Republic of China for Safety Protection of Computer Information System.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare that may be applicable. These include local labor laws and regulations, which may require substantial resources for compliance.

China's National Labor Law, which became effective on January 1, 1995, and China's National Labor Contract Law, which became effective on January 1, 2008, permits workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract. The National Labor Contract Law has enhanced rights for the nation's workers, including permitting open-ended labor contracts and severance payments. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor and makes it harder for employers to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed twice or the employee has worked for the employer for a consecutive ten-year period.

Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations promulgated by the State Council, as amended on August 5, 2008, or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless prior approval of the PRC State Administration of Foreign Exchange, or SAFE is obtained and prior registration with the SAFE is made. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce ("MOFCOM"), the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Properties

Our principal executive offices are located at: Yudong Miaoshitai #46-9, Banan District, Chongqing, China

Legal Proceedings

We are not involved in any material legal proceedings outside of the ordinary course of our business.

Item 1A. Risk Factors.

Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risk described below and all of the information contained in this Current Report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Current Report on Form 10-K also contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Current Report on Form 10-K.

Our future success depends on our ability to increase revenues from our O2O initiative and new markets such as Africa.

We believe that our future success depends on our ability to significantly increase revenue from our O2O (online-offline) platform we utilize from third party providers such as WeChat, a mobile application accessible via mobile phone. We plan to grow by increasing our product output by adding new farm clients, developing new arrangements to expand our farm client's products, and enter new markets in China and internationally. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies, including:

·	Developing new methods for marketing in a rapidly changing technological world;

·	Entering new markets in a cost effective manner;

·	Expanding on domestic O2O sales and to increase awareness of our client's products as well as our own to capture market share;

·	Responding to competitive pressures;

·	Maintaining and developing relationships with customers and suppliers; and

·	Attracting and retaining qualified management, consultants and employees.

The success of our business is dependent upon our ability to secure food product at competitive prices, additionally the same can be said for our farm equipment business.

Our ability to generate revenue depends in large part upon our ability to secure farm sales agreements with qualified farmers at competitive prices. We also face numerous competitive forces with other firms that compete directly against us for farm sales agreements, additionally; we will face competition from other firms that will seek to implement their own O2O strategy. If our farm clients decide to utilize their own O2O strategy directly we will likely be removed from the sales chain and lose a substantial majority of our current business. Our ability to secure farm management services and equipment depends on securing competitive pricing for farm equipment as well as securing economically sensible agreements in areas which we intend to operate such as Africa and other countries. If we fail to secure any of the aforementioned, our business, financial condition and results of operations will be materially adversely affected.

We depend on a limited number of suppliers for a substantial majority of our food product.

We currently work with seven farm suppliers for various products. We are aggressively seeking out additional farm suppliers which we could engage. If we are unable to obtain additional suppliers to meet customer demand, or develop alternative supply sources, we may be unable to satisfy customers' orders which would materially and adversely affect our revenues and our relationship with our customers. Furthermore, we are dependent on our suppliers for timely delivery of food supplies to customers. Should our suppliers fail to deliver such food products on time, and if we are unable to source these food supplies from alternative suppliers on a timely basis, our revenue and profitability would be adversely affected.

Changes in Chinese environmental regulations and enforcement policies could subject us to additional liability and adversely affect our ability to continue certain operations.

In regards to our farm management and equipment operations, the Chinese environmental regulations continue to develop and evolve rapidly; therefore, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. There are numerous Chinese provincial and local laws and regulations relating to the protection of the environment and the ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our business and operating results could be materially and adversely affected if we were required to increase expenditures to comply with any new environmental regulations affecting our operations. We may, in the future, receive citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. Should we receive such citations or notices, we would generally seek to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that we will always be successful in this regard, and the failure to resolve a significant issue could result in adverse consequences to us. As a result, we could incur material liabilities resulting from the costs of complying with environmental laws, environmental permits or any claims concerning noncompliance, or liability from contamination.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at third-party sites for which we are liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third-party sites may require us to make additional material expenditures, which would adversely affect our profitability.

We do not carry any business interruption or liability insurance. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance or any other comprehensive insurance policy. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. Business disruption insurance is available to a limited extent in China, but we have determined that the risks of disruption, the cost of such insurance and the difficulties associated with acquiring such insurance make it impractical for us to have such insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Our business is affected by competition and substantial technological change.

We currently face competition from many other companies that offer farm food products that may be lower than the prices we charge. Many of these companies have substantially greater financial and other resources than us and, therefore, are able to spend more than us in areas such as product development and marketing. Additionally, if our suppliers increase prices on Acer Truncatum oil, or if there is a shortage, or if they refuse to sell to us, our business may be negatively affected by such actions.

Competitors may develop, use, create alternative innovative methods to sell, market and distribute farm food products that render our products or proposed products uneconomical or that may be superior to our products. In addition, farm management and equipment has its own set of risks related to competition and substantial technological changes. If our suppliers of farm management and equipment fail to deliver or we fail to secure product at favorable pricing, if our suppliers fail to create innovative products that customers demand, and we are unable to meet our end customer's demands, all of which would have a material adverse effect on us.

We have no trademarks or patents, the lack of which may make it easier for our competitors to compete against us.

We do not have any protected trademarks on our business or patents. We will be applying for international trademarks for our name CAT9 Group Inc., however, we will not be filing any patents.

Our business may be adversely affected by a global economic downturn, in addition to any uncertainties in the financial markets.

Although we believe that global financial markets have recovered from an economic downturn, we cannot make any assurances that we will not experience disruptions, or loss due to the possibility of another negative global event whereby severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability occurs Any economic downturn generally or any decrease in consumer spending in the PRC, could cause advertisers to reduce their spending on advertisements, would have a material adverse effect on our business, cash flows, financial condition and results of operations. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

We will need additional capital to successfully implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

Our continued growth is dependent upon our ability to generate increased revenue from our existing customers, obtain new customers and raise capital from outside sources. An important element of our growth strategy is expected to be the development of farm management and equipment sales to Africa and other countries, in addition to our Acer Truncatum sales and our development of land leases to grow our own Acer Truncatum plants. We believe that in order to continue to operate additional market share and general additional revenue, we will have to raise more capital to fund our business.

In the future, we may be unable to obtain the necessary financing for our capital requirements on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations; the condition of the PRC economy and farm food industry, cooperative system, O2O initiative, WeChat mobile application platform in PRC, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded our operations since our inception and will endeavor to further expand our operations in the future. Any additional significant growth in the market for our services or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, sales and marketing and other purposes.

During any growth, we may face problems related to our operational and financial systems and controls, including quality control and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to hire additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business.

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

·	the availability of suitable candidates;

·	competition from other companies for the purchase of available candidates;

·	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

·	the availability of funds to finance acquisitions;

·	the ability to establish new informational, operational and financial systems to meet the needs of our business;

·	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

·	the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

We face risks related to natural disasters, terrorist attacks or other unpredictable events in China which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China where all of our operations are located. For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake. The occurrence of any future disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay operations. We may incur expenses relating to such damages, which could have a material adverse effect on our business and results of operations.

We may adopt an equity incentive plan under which we may grant securities to compensate employees and other services providers, which would result in increased share-based compensation expenses and, therefore, reduce net income.

We may adopt an equity incentive plan under which we may grant shares or options to qualified employees. Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We have not made any such grants in the past, and accordingly our results of operations have not contained any share-based compensation charges. The additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the shareholders’ ownership interests in our company.

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

There Is No Public Market For Our Common Stock, Nor Have We Ever Paid Dividends On Our Common Stock.

There is no public trading market for our common stock until we file a registration statement under the Securities Act of 1933, as amended.

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

Control by Management.

The officers and directors of the Company currently own 95.2% of all the issued and outstanding capital stock of the Company. Consequently, these individuals have the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

RISKS RELATED TO US DOING BUSINESS IN CHINA

As substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in China, changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Decided legal cases do not have so much value as precedent in China as those in the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the advertising industry, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties.

Our PRC subsidiaries, Chongqing CAT9, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

·	levying fines;

·	revoking our business license, other licenses or authorities;

·	requiring that we restructure our ownership or operations; and

·	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, all of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Contract drafting, interpretation and enforcement in China involves significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our planned public offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock if and when we become trading.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, which has become null and void and has been replaced by Circular (2014) 37, issued on 14 July, 2014, concerning the use of offshore holding companies controlled by PRC residents in mergers and acquisitions in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing);(2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change regarding to PRC resident, such as a change in share capital or merger or acquisition, the PRC resident shall, register such change with a local branch of the SAFE. In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 37. However, there exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies. If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how Circular 37 will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example,Chongqing CAT9’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. Failure by any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Chongqing CAT9’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009. These new rules significantly revised China’s regulatory framework governing onshore-to -offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the Revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel, Hubei Taoshi Law Firm, believes that it is uncertain whether the transaction is subject to CSRC’s approval, and in reality, many other similar companies have completed similar transactions like the share exchange and private placement contemplated under the Exchange Agreement without CSRC’s approval and our PRC legal counsel is not aware of any situation in which the CSRC has imposed a punishment or penalty in connection with any such transactions. However, if the CSRC or other PRC Government Agencies subsequently determine that CSRC approval is required for the share exchange and private placement contemplated under the Exchange Agreement, we may face material regulatory actions or other sanctions from the CSRC or other PRC Government Agencies.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

According to the Revised M&A Regulations and other PRC rules regarding foreign exchange, an offshore company’s shares can be used as consideration for the acquisition of a domestic PRC company’s equity by foreign investors only under very limited circumstances. Prior approval from the MOFCOM must be obtained before such a share exchange can be done. If relevant PRC government authorities deem a future acquisition of a domestic PRC company’s equity by us or our offshore subsidiary using our common stock or other types of our securities as consideration to be a transaction subject to the Revised M&A Regulations, complying with the requirements of this regulation to complete such transactions could be time- consuming and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. Any delay or inability to obtain applicable approvals to complete acquisitions could affect our ability to expand our business or maintain our market share. However, the application of the Revised M&A Regulations remains unclear and it is uncertain whether a future acquisition of a domestic PRC company’s equity by our domestic PRC subsidiaries using our common stock or other types of our securities as consideration will be subject to such regulations.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. It is uncertain that CSRC is or will be curtailing or suspending overseas listings for Chinese private companies.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 37 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM, SAFE, CSRC and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance with such rules.

If the land use rights of our landlord are revoked, we would be forced to relocate operations.

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users could be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.

We do not have any land use rights and each of our facilities relies on land use rights of our landlords, and the loss of such rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial conditions and results of operations.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer Income (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 10, 2009 that addresses the transfer of shares of Chinese resident companies by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. While, Circular 698 does not apply to shareholders who are individuals, the PRC authority has the discretion to determine whether these enterprise shareholders are treated as a resident enterprise. If such shareholders are recognized as non-resident enterprises, Circular 698 may have been applicable to the Share Exchange due to the transfer of shares of CAT9 Cayman, which Wenfa "Simon" Sun, or MeiHong "Sanya" Qian directly holds the equity interests of Chongqing CAT9, the Company by such enterprise shareholders. Circular 698 provides that where a non-resident enterprise investor indirectly transfers the equity of a PRC resident enterprise, if the overseas intermediary holding company being transferred by the non-resident enterprise is established in a country/region where the effective tax rate is less than 12.5% or which does not tax the overseas income of its residents, the non-resident enterprise must submit the required documents to the PRC tax authority in charge of the PRC resident enterprise within 30 days after the equity transfer agreement is concluded. {This clause has been terminated by Bulletin (2013)72} However, there is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. We have not provided any information to the relevant PRC tax authorities regarding the share exchange transaction.

We have sought the advice, but not an opinion, of PRC legal counsel regarding the application of and the risks associated with Circular 698. Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. It further provides that where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. However, there are no formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.

Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of our holding companies, CAT9 Cayman, a company organized under the laws of the Cayman Islands (“CAT9 Cayman”) and CAT9 China Investment Limited, a company organized under the laws of Hong Kong (“CAT9 HK”). If we, CAT9 Cayman or CAT9 HK is determined to be a PRC resident enterprise by PRC tax authorities, Circular 698 will not be applicable to any direct or indirect transfer of our shareholdings in Chongqing CAT9. If we, CAT9 Cayman or CAT9 HK is determined to be a non-resident enterprise by the PRC tax authorities and the direct or indirect transfer of our shareholdings in Chongqing CAT9, is recognized by the tax authority in charge as the transfer of shares of Chinese resident companies by nonresident companies, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations. Because CAT9 HK, a Hong Kong company owns 100% of Chongqing CAT9; CAT9 Cayman, a Cayman Islands company owns 100% of CAT9 HK; and the Company, a Delaware corporation, owns 100% of CAT9 Cayman, it is possible that Circular 698 could apply to any transfer of shares of the Company, CAT9 Cayman or CAT9 HK, as an indirect transfer of the equity of Chongqing CAT9, if such transfers are not made through a public securities market or by individuals. If the PRC tax authority determines that Circular 698 applies to us, we will be obligated to make tax returns filings with the relevant PRC tax authority in accordance with PRC tax laws and regulations. Failure to do so will subject us to fines up to RMB10,000 ($1,471). Furthermore, if the PRC tax authority determines that our arrangement which resulted in the underpayment of taxes was done to evade taxation, in addition to paying all the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

As we may rely on dividends and other fees paid to us by our subsidiary and affiliated consolidated entities in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, earnings and financial position, and the amount of, and any dividends payable on, our shares in U.S. dollars. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, since our functional and reporting currency is the U.S. dollar while the functional currency of our subsidiary and affiliated consolidated entities in China is Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would have a positive or negative effect on our reported financial results, which may not reflect any underlying change in our business, results of operations or financial condition.

Governmental control of currency conversion may limit our ability to utilize our revenues.

Substantially all of our revenues and expenses are denominated in Renminbi. Under PRC laws, the Renminbi is currently convertible under a company’s “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the company’s “capital account,” which includes foreign direct investment and loans, without the prior approval of SAFE. SAFE reserves the discretion to deny the conversion of RMB into foreign currencies for capital account transactions. Currently our PRC subsidiary, Chongqing CAT9, may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE. Therefore, Chongqing CAT9may convert the revenues it generates in RMB into other currencies, such as U.S. Dollars, for settlement of current account transactions without having to obtain approval from SAFE. However, foreign exchange transactions by Chongqing CAT9under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC governmental authorities, including SAFE. Therefore, Chongqing CAT9may not convert its sales revenues from RMB into other currencies for capital account transactions, such as to repay a loan, without first obtaining the approval of SAFE. If Chongqing CAT9 borrows foreign currency loans from us or other foreign lenders, these loans must first be registered with the SAFE. If Chongqing CAT9, a wholly foreign-owned enterprise, borrows foreign currency, the accumulative amount of its foreign currency loans shall not exceed the difference between the total investment and the registered capital of Chongqing CAT9. If we finance Chongqing CAT9, by means of additional capital contributions, these capital contributions must be approved by certain government authorities such as the Ministry of Commerce or its local counterparts. Additionally, the existing and future restrictions on currency exchange may affect the ability of our PRC subsidiary or affiliated entities to obtain foreign currencies, limit our ability to meet our foreign currency obligations, or otherwise materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 8.5% in April 2008. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.

Domestic individuals who are granted shares or share options by companies listed on overseas stock exchanges based on the employee share option or share incentive plan are required to register with the State Administration of Foreign Exchange or its local counterparts. Pursuant to Circular 78, PRC individuals participating in the employee stock option plans of the overseas listed companies shall entrust their employers, including the overseas listed companies and the subsidiaries or branch offices of such offshore listed companies in China, or engage domestic agents to handle various foreign exchange matters associated with their employee stock options plans. The domestic agents or the employers shall, on behalf of the domestic individuals who have the right to exercise the employee stock options, apply annually to the State Administration of Foreign Exchange or its local offices for a quota for the conversion and/or payment of foreign currencies in connection with the domestic individuals’ exercise of the employee stock options. The foreign exchange proceeds received by the domestic individuals from sale of shares under the stock option plans granted by the overseas listed companies must be remitted into the bank accounts in China opened by their employers or PRC agents. If we adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens, Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.

We will comply with Circular 78 if we adopt an equity incentive plan. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject our PRC subsidiary when it is deemed a domestic agent as defined under Circular 78 and participants of our incentive plan who are PRC citizens to fines and legal sanctions and may prevent us from being able to grant equity compensation to our PRC employees. If we are unable to compensate our PRC employees and directors through equity compensation, our business operations may be adversely affected.

Under the New EIT Law, we, CAT9 Cayman and CAT9 HK may be classified as “resident enterprises” of China for tax purposes, which may subject us, CAT9 Cayman and CAT9 HK to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us, CAT9 Cayman and CAT9 HK. The Company has not sought the advice of PRC tax counsel regarding the risks associated with the New EIT Law. Because our CAT9 Cayman and CAT9 HK's members of management are located in China, we believe it is likely that we, CAT9 Cayman and CAT9 HK meet the qualifications of a “resident enterprise” and would be recognized as a Chinese “resident enterprise,” subject to the ultimate judgment of the PRC tax authority, based on the standard of “de facto management body”. “Resident enterprise” treatment would not have impacted the Company’s results since the New EIT Law’s effectiveness, as CAT9 Cayman and CAT9 HK have no taxable income and no dividends were paid by any of our subsidiaries, including CAT9 Cayman and CAT9 HK, Chongqing CAT9. If the PRC tax authorities determine that we, CAT9 Cayman and CAT9 HK is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. The failure to pay such taxes will subject us to fines up to RMB10,000 ($1,471), and furthermore, if the PRC tax authority determines that our arrangement which resulted in the underpayment of taxes was done to evade taxation, in addition to paying all the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation on April 22, 2010, regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we, CAT9 Cayman and CAT9 HK receives from Chongqing CAT9will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our stockholders are treated as income derived from sources within China, then the dividends that stockholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws. We have not consulted with PRC tax counsel regarding the taxes that may be associated with dividends paid by us.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us, CAT9 Cayman and CAT9 HK is holding Chongqing CAT9, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC Company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors. If we have such an obligation, our omission or failure to fulfill such obligation may subject us to similar penalties to those applied to a taxpayer, including fines up to RMB10,000and in the case of being recognized as constituting evasion of taxation, other than making up for the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances.

SAFE rules and regulations may limit our ability to transfer the net proceeds from this offering to our PRC subsidiaries, which may adversely affect the business expansion of our PRC subsidiaries, and we may not be able to convert the net proceeds from this offering into Renminbi to invest in or acquire any other PRC companies.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign -invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to market and sell advertising time and produce television programs. Such an outbreak could have an impact on our operations as a result of:

·	quarantines or closures of some of our facilities, which would severely disrupt our operations,

·	the sickness or death of our key officers and employees, and

·	a general slowdown in the Chinese economy.

·	Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Risks Related to Our Capital Structure

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the Over-the-Counter Bulletin Board ("OTCBB") in the future through a qualified FINRA market maker upon effectiveness of a Form S-1 registration statement. There is no guarantee that the OTCBB, or any other securities exchange or quotation system, will permit our shares to be listed and traded. There is no guarantee that a qualified FINRA market maker will agree to sponsor us upon effectiveness of a Form S-1 registration statement.

FINRA has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time.

The market price and trading volume of shares of our common stock may be volatile.

When and if a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

Forward Looking Statements

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the automotive modified plastics market specifically, legislative or regulatory changes that affect our business, including changes in regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2016 there were two shareholders of record and as of the date of this filing, April 28, 2017 , there are three holders of record of the Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Direc-tors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company filed a report on Form 8-K on May 4, 2016. As stated within Item 1.01 of the report and pursuant to the Employment Agreements ratified and approved by the Board of Directors, on May 2, 2016, the Company issued 10,000,000 shares of its restricted common stock pursuant to Section 4(2) of the Securities Act of 1933 at par value, $0.0001 per share for a total of 10,000,000 shares of common stock as follows:

6,000,000 Wenfa "Simon" Sun

4,000,000 MeiHong "Sanya" Qian

The securities were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

On December 27, 2016, pursuant to the terms of the Share Exchange Agreement, entered into by and between CAT9 Group Inc., (formerly ANDES 4 Inc.), CAT9 Cayman, CAT9 Investment China Limited, and Chongqing CAT9 Industry Company Ltd.(as described in Item 2.01 above), CAT9 Group issued 19,000,000 shares of its common stock to the Chongqing CAT9Shareholders in exchange for all of the issued and outstanding securities of CAT9 Cayman. All of the securities were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

A copy of the Share Exchange Agreement is filed as Exhibit 2.1, and a copy of the Subsidiaries is filed as Exhibit 21.1 on its Form 8-K filed December 27, 2016.

On March 31, 2017, the Company entered into a Subscription Agreement with one subscriber for the issuance of its restricted common stock – Tech Associates, Inc. an entity engaged to provide advisory and consulting services to the Company purchased 1,000,000 shares. The Subscription Agreement was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented it was an “accredited investor,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

The buyer agreed that the Company would legend the securities to indicate that they could not be resold without an exemption, and that the legend would indicate that the securities were “restricted securities” within the meaning of Rule 144(a)(iii). The buyer represented and warranted that it was purchasing the security for investment, and not for distribution, and that they each understood the restrictions on transfer applicable to the securities, and that the Company would code the securities so that they could not be transferred without the transferor obtaining an opinion of counsel satisfactory to the Company. This disclosure was filed on Current Report on Form 8-K on April 10, 2017.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7

RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2016, compared to the Year Ended December 31, 2015

Sales Revenue

Sales revenue for the year ended December 31, 2016, was $57,690, compared to $24,150 for the year ended December 31, 2015, an increase of $33,540. The Company recognized its first revenue in the fourth quarter of 2015.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2016, was $19,750, compared to $12,472 for the year ended December 31, 2015,an increase of $7,278. The Company did not begin revenue generating activity until 2015.

Operating Expenses

General and administrative expense was $58,418 for the year ended December 31, 2016, compared to $8,767for the year ended December 31, 2015,an increase of $49,651. The increase is the result of increased operations.

For the year ended December 31, 2016, we recorded a loss on impairment of $181,003. The loss was due to the cancellation of the purchase of equipment for which a deposit had been paid and will not be refunded.

Net Income (Loss)

Net loss for the year ended December 31, 2016, was $201,481, compared to net income of $2,911 for the year ended December 31, 2015. The change from net income to net loss in the current year is the result of increased general and administrative expenses.

Liquidity and Capital Resources

During the year ended December 31, 2016, we used cash of $30,572 in operating activities and $849 in investing activities. Financing activities provided cash of $48,523 from related party loans.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2016

Name	Age	Position
Wenfa "Simon" Sun	41	President, Chief Executive Officer, and Chairman of the Board of Directors

MeiHong "Sanya" Qian	49	Chief Financial Officer and Secretary

Liu Shanhu	43	Independent Director

Wenfa “Simon” Sun, Age 41, President, Chief Executive Officer, Chairman of the Board of Directors

Mr. Sun holds a degree in International Finance from the Politics and Law University in Shanghai.  Post-graduation Mr. Sun started as an intern with Shanghai Sports foundation in 2005.  Putting his academic skills to practical application gained valuable experience in domestic and international finance policies and regulations.  In 2007 joined the Yantai Charitable Association where he used his experience and resources to raise funds for this notable charity.  Mr. Sun realizing the potential in both the domestic and international market for new technology in the Agriculture sector purchased Chongqing Steyer Agriculture Company. As President, he collaborated in a team effort and listed the Company's shares on the Shanghai Stock Exchange.

MeiHong “Sanya” Qian, Age 49, Chief Financial Officer, Secretary

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

Liu Shanhu, Age 43, Independent Director

Liu Shanhu holds a degree of economics in Beijing University. He started work as an office clerk for Foreign Affairs Office of Hainan Province on September of 1993. In December 1994 he became the producer, director and reporter for CCTV until 2004. During this period, he became the General Producer of full-length documentary, Melbourne's soul. From 2004 to 2014, he started Shanghai Shanhu enterprise planning co., LTD and was the chairman of board. During this period, he started to be the co-founders of the book, Wind Gap. He has ten years’ experience of media industry, and seven years’ experience of professional management. He has been appointed as a special researcher of international humanities in academy of social science in 1994. He specializes in effective team building, brand operating, and marketing.

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

Item 11.   Executive Compensation.

Employment Agreements

We have employment agreements with the following persons and terms:

As disclosed on its Current Report on Form 8-K, on May 2, 2016, CAT9 Group Inc. entered into Employee Agreements with Wenfa "Simon" Sun, its President, Chief Executive Officer, and Chairman of the Board of Directors, and MeiHong "Sanya" Qian, its Chief Financial Officer and Secretary. Pursuant to the Employment Agreement, the Company issued 6,000,000 shares of restricted common stock to Wenfa "Simon" Sun, and 4,000,000 shares of restricted common stock to MeiHong "Sanya" Qian.

Additionally, both Wenfa "Simon" Sun and MeiHong "Sanya" Qian will begin to earn a monthly salary as outlined in its Current Report on Form 8-K dated December 27, 2016.

Mr. Wenfa "Simon" Sun, our Chief Executive Officer, will be paid a monthly salary of RMB75,000.00 ($12,000.00 USD) pursuant toa four-year agreement that expires on June 30, 2020; and

Ms. MeiHong “Sanya” Qian, our Chief Financial Officer and Secretary, will be paid a monthly salary of RMB70,000.00 ($11,000 USD) pursuant to a four-year agreement that expires on June 30, 2020.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wenfa "Simon" Sun, President, CEO, Chairman	12/31/16	-	-	-	-	-	-	-	-
MeiHong "Sanya" Qian, CFO, Secretary	12/31/16	-	-	-	-	-	-	-	-

Director Compensation

No director was compensated earned during the fiscal year ended December 31, 2016 by members of our board of directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Employment Agreements

The Company entered into two Employment Agreements on May 2, 2016, CAT9 Group Inc. with Wenfa "Simon" Sun, its President, Chief Executive Officer, and Chairman of the Board of Directors, and MeiHong "Sanya" Qian, its Chief Financial Officer and Secretary. Pursuant to the Employment Agreement, the Company issued 6,000,000 shares of restricted common stock to Wenfa "Simon" Sun, and 4,000,000 shares of restricted common stock to MeiHong "Sanya" Qian. Additionally, the Company began paying salaries of $12,000 per month to Wenfa “Simon” Sun, and $11,000 per month to MeiHong “Sanya” Qian as disclosed in its Current Report on Form 8-K filed December 27, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wenfa "Simon" Sun	12,000,000	57.1%
MeiHong “Sanya” Qian	8,000,000	38.1%
All Officers and Directors as a group	20,000,000	95.2%

(1) The above percentages are based on 21,000,000 shares of common stock outstanding as of April 28, 2017

(3) The address of record for Wenfa "Simon" Sun and MeiHong “Sanya” Qian is Yudong Miaoshitai #46-9, Banan District, Chongqing, China.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

De Leon & Company, P.A., is the Company’s independent registered public accounting firm. Set below are aggregate fees professional services rendered for the year ended December 31, 2016.

Audit Fees

The fees for the audit and review services billed and to be billed by De Leon & Company P.A. for the year ended December 31, 2016 amounted to $21,500.

Audit Related Fees

None

Tax Fees

There were no fees billed by De Leon & Company P.A., for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2016.

All Other Fees

There were no fees billed by De Leon & Company P.A., for other products and services for the fiscal year ended December 31, 2016.

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

Dated: April 28, 2017

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

Name	Title	Date

By: /s/ Wenfa "Simon" Sun Name: Wenfa "Simon" Sun	President, Chief Executive Officer, and Chairman of the Board of Directors	April 28, 2017

CAT9 Group Inc.

(formerly ANDES 4, Inc.)

FINANCIAL STATEMENTS

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Cat9 Group Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cat9 Group, Inc. and Subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Cat9 Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management's assertion about the effectiveness of Cat9 Group,Inc.'s internal control over financial reporting as of December 31, 2016.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cat9 Group, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida
April 24, 2017

CAT9 Group Inc. (formerly ANDES 4, Inc.) Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$78,233	$2
Accounts receivable	-	23,825
Other receivables, related party	2,737	-
Advances to suppliers	181,002	417,046
Inventory	-	2,773
Total current assets	261,972	443,646
Property & equipment	849	-

Total assets	$262,821	$443,646

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$15,437
Customer deposits	27,235	-
Other payables, related party	58,068	9,545
Total current liabilities	85,303	24,982

Total liabilities	85,303	24,982

Shareholders' Equity
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 100,000,000 shares authorized; 20,000,000 and 10,000,000 shares issued and outstanding, respectively	2,000	1,000
Additional paid-in capital	381,918	425,158
Accumulated other comprehensive income	3,028	453
Accumulated deficit	(209,428)	(7,947)
Total Stockholders’ Equity	177,518	418,664

Total liabilities and stockholders’ equity	$262,821	$443,646

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 Group Inc. (formerly ANDES 4, Inc.) Consolidated Statements of Operations
	For the Years Ended December 31,
	2016	2015
Revenue	$57,690	$24,150
Cost of revenue	19,750	12,472
Gross Margin	37,940	11,678

Operating expenses:
Impairment loss	181,003	-
General and administrative	58,418	8,767
Total operating expenses	239,421	8,767
Income (loss) from operations	(201,481)	2,911
Income (loss) before income taxes	(201,481)	2,911

Provision for income taxes	-	-
Net income (loss)	$(201,481)	$2,911

Other comprehensive income (loss):

Foreign currency translation adjustment	2,575	462
Comprehensive income (loss)	$(198,906)	$3,373
Basic and diluted net income (loss) per common share	$(0.02)	$0.00
Basic and diluted weighted average common shares	10,000,000	10,000,000

 The accompanying notes are an integral part of these consolidated financial statements.

CAT9 Group Inc. (formerly ANDES 4, Inc.) Consolidated Statements of Stockholders’ Equity December 31, 2016
	Common Stock		Paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2014	-	$-	$250,794	$(10,858)	$(9)	$239,927
Shares issued for services	10,000,000	1,000	(1,000)	-	-	-
Contributed capital	-	-	175,364	-	-	175,364
Foreign currency translation adjustment	-	-	-	-	462	462
Net income for the year ended December 31, 2015	-	-	-	2,911	-	2,911
Balance, December 31, 2015	10,000,000	1,000	425,158	(7,947)	453	418,664
Contributed capital			-	-	-	-
Merger acquisition	10,000,000	1,000	(43,240)	-	-	(42,240)
Foreign currency translation adjustment	-	-	-	-	2,575	2,575
Net loss for the year ended December 31, 2016	-	-	-	(201,481)	-	(201,481)
Balance, December 31, 2016	20,000,000	$2,000	$381,918	$(209,428)	$3,028	$177,518
The accompanying notes are an integral part of these consolidated financial statements.

CAT9 Group Inc. (formerly ANDES 4, Inc.) Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net Income (loss)	$(201,481)	$2,911
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency translation adjustment	2,575	462
Acquisition related loss	(42,225)
Loss on impairment	181,003	-
Changes in operating assets and liabilities:
Accounts Receivable	23,825	(23,825)
Other assets	55,041	(417,045)
Other assets, related party	(2,737)
Inventory	2,773	(2,773)
Accounts payable and accrued liabilities	11,798	15,437
Net cash provided by (used in) operating activities	30,572	(424,833)

Cash flows from investing activities:
Purchase of computer equipment	(849)	-
Net cash used in investing activities	(849)	-

Cash flows from financing activities:
Contributed capital		175,364
Loans from related parties	48,523	749,290
Repayment of related party loans	(15)	(499,825)
Net cash provided by financing activities	48,508	424,829

Net change in cash	78,231	(4)

Cash, beginning of year	2	6

Cash, end of year	$78,233	$2

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 CAT9 Group Inc.

(formerly ANDES 4 Inc.)

Notes to Consolidated Financial Statements

December 31, 2016

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

On August 18, 2015, the board of director (the "Board") and the sole shareholder of the Registrant approved to engage Tech Associates Inc. as its corporate advisor to assist in its ‘going public’ strategy. The initial term is for six months, with an option for ongoing continuity of service, with monthly compensation of two thousand dollars.

On December 27, 2016, CAT9 closed a share exchange transaction pursuant to which CAT9 became the 100% parent of CAT9 Cayman, assumed the operations of CAT9 Cayman and its subsidiaries, including CAT9 Investment China, and Chongqing Field Industrial Company Ltd.

CAT9 Cayman is a holding company incorporated in August 20, 2015, under the laws of the Cayman Islands. CAT9 Investment China Limited was incorporated in September 10, 2015, under the laws of Hong Kong. CAT9 Investment China is a window for the group to handle the business operations outside of China.

Chongqing CAT9 Industrial Company Ltd., (“Chongqing CAT9”) (formerly Chongqing Field Industrial Company Ltd) is located in Chongqing, PRC and was incorporated under the laws of the PRC on June 26, 2014.

Chongqing CAT9 Industry Company Ltd. operates through strategic alliance and distribution rights agreements in the PRC, the Company is engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer Truncatum trees and harvesting of Acer Truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to raise additional capital through debt and/or equity financing is unknown. The obtainment of additional financing and the successful development of the Company’s contemplated plan of operations are necessary for the Company to continue. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. However; management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's functional currency for Chongqing CAT9 is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in the United States Dollars (“USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CAT9 Cayman, and its subsidiaries, including CAT9 Investment China, and Chongqing Field Industrial Company Ltd. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Translation Adjustment

For the years ended December 31, 2016 and 2015, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capitalare translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended December 31, 2016 and 2015 is included net income and foreign currency translation adjustments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of December 31, 2016, and 2015, no allowance was deemed necessary since sales were comparatively recent and there were no sales in 2014.

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2016 and 2015.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

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

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – ADVANCES TO SUPPLIERS

As of the year ended December 31, 2015, the Company entered into contracts with two suppliers to acquire machinery deliverable on December 31, 2016. The company advanced the suppliers $417,046 to secure these purchases which represented approximately fifty percent of the contract amounts. During 2016 one of the suppliers refunded the Company part of the deposit, leaving a balance of $362,005, of which $181,003 is not going to be refunded to the Company and has been debited to impairment loss.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2016 and 2015 the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of December 31, 2016 and 2015 the Company owed the aforementioned related parties $58,068 and $9,545, respectively.

During the year ended December 31, 2016, a consultant and the CEO for the Company contributed $40,326 in services and cash to pay for professional fees related to the Company’s SEC filing expenses. The amount has been credited to paid in capital.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Pursuant to the Share Exchange Agreement dated December 27, 2016 the company cancelled and retired 9,000,000 shares of issued and outstanding common stock, (the “cancelled shares”), reducing the issued and outstanding shares to 1,000,000 shares. A cash amount of $1 was paid to Wenfa “Simon” Sun and Meihong “Sanya” Qian, the Company’s majority shareholders and owners of the cancelled shares, as consideration for cancelling the shares. The Company issued a total of 19,000,000 shares of common stock pursuant to the Share Exchange and as a result of the cancellation of the cancelled shares and the Share Exchange; there are 20,000,000 shares of common stock issued and outstanding following the Share Exchange.

Contributed Capital

During the year ended December 31, 2015 Meihong “Sanya” Qian, our Chief Financial Officer, contributed capital of $175,364.

NOTE 7 – INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and no activities in The United States. These are complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”), as from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Net deferred tax assets consist of the following components as of December 31:

	12/31/2016	12/31/2015
Unused tax loss brought forward	$(7,957)	$(10,858)
Income (loss) for the year	(201,481)	2,911
Expenses not deductible for tax	-	-
Total net operating loss carry forwards	$(209,438)	$(7,947)
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$52,360	$1,987
Less: valuation allowances	(52,360)	(1,987)

Deferred income tax benefit, net of valuation allowance	$-	$-

The Company has not recognized a deferred tax asset in respect of PRC tax loss in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  Accordingly, a 100% valuation allowance has been made.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2016 and 2015, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2016 and 2015, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2016 and 2015.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at December 31:

	2016	2015
Accumulated other comprehensive income, beginning of period	$453	$(9)
Change in cumulative translation adjustment	2,575	462

Accumulated other comprehensive income, end of period	$3,028	$453

NOTE 9 – COMMITMENTS

On April 14, 2015, the Company issued a purchase order to Chongqing Fangbaiyuan Trading Co., Ltd. Per the terms of the purchase order half was paid in advance with the balance due upon delivery, scheduled for December 31, 2016. As of December 31, 2015, $227,547 is due upon delivery.

On April 21, 2015, the Company issued a purchase order to Chongqing Qinuo Trading Co., Ltd. Per the terms of the purchase order half was paid in advance with the balance due upon delivery, scheduled for December 31, 2016. As of December 31, 2015, $158,685 is due upon delivery.

Due to new circumstances the parties have now agreed to cancel these orders. The suppliers will either provide a credit on a future purchase or refund the deposit if they are able to sell the machinery to another third party.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, April 21, 2017 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On March 31, 2017, the Company entered into a Subscription Agreement with one subscriber for the issuance of its restricted common stock – Tech Associates, Inc. an entity engaged to provide advisory and consulting services to the Company purchased 1,000,000 shares for total cash proceeds of $100.

-F-13-