Form 10-Q
period 2017-03-31
CAT9 Group Inc.
filed 2017-05-15
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55365

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Yudong Miaoshitai #46-9, Banan District, Chongqing, China	401320

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 86 023 6293 2061

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [X]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2017, the issuer had 101,000,000 shares of its common stock issued and outstanding.

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

(Unaudited)

CAT9 Group Inc.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)

Current assets:
Cash	$16,866	$78,233
Accounts receivable	6,325	-
Other receivables, related party	89,229	2,737
Advances to suppliers	194,398	181,002
Total current assets	306,818	261,972
Property & equipment	1,357	849

Total assets	$308,175	$262,821

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$30,627	$-
Customer deposits	57,575	27,235
Other payables, related party	26,098	58,068
Total current liabilities	114,300	85,303

Total liabilities	114,300	85,303

Shareholders' Equity
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 21,000,000 and 20,000,000 shares issued and outstanding, respectively	2,100	2,000
Stock subscription receivable	(100)	-
Additional paid-in capital	408,255	381,918
Accumulated other comprehensive income	(4,498)	3,028
Accumulated deficit	(211,882)	(209,428)
Total Stockholders’ Equity	193,875	177,518

Total liabilities and stockholders’ equity	$308,175	$262,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. Condensed Consolidated Statements of Operations (unaudited)
	For the Three Months Ended March 31,
	2017	2016
Revenue	$88,480	$27,395
Cost of revenue	29,657	11,927
Gross Margin	58,823	15,468

Operating expenses:
General and administrative	61,277	14,624
Total operating expenses	61,277	14,624
Income (loss) from operations	(2,454)	844
Income (loss) before income taxes	(2,454)	844

Provision for income taxes	-	-
Net income (loss)	$(2,454)	$844

Other comprehensive income (loss):

Foreign currency translation adjustment	(7,526)	(68)
Comprehensive income (loss)	$(9,980)	$776
Basic and diluted net income (loss) per sharesper common share	$0.00	$0.00
Basic and diluted weighted average common shares	20,011,111	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net Income (loss)	$(2,454)	$844
Adjustments to reconcile net income to net cash used in operating activities:
Foreign currency translation adjustment	(7,526)	(68)
Depreciation expense	51	-
Changes in operating assets and liabilities:
Accounts Receivable	(6,325)	(323)
Other assets	(13,396)	28,249
Other assets, related party	(86,492)	(15,071)
Inventory	-	(1,850)
Accounts payable and accrued liabilities	60,967	14,011
Net cash provided by (used in) operating activities	(55,175)	25,792

Cash flows from investing activities:
Purchase of equipment	(559)	-
Net cash used in investing activities	(559)	-

Cash flows from financing activities:
Contributed capital	26,337	2,830
Loans from related parties	10,590	42,403
Repayment of related party loans	(42,560)
Net cash provided by (used in) financing activities	(5,633)	45,233

Net change in cash	(61,367)	71,025

Cash, beginning of period	78,233	2

Cash, end of period	$16,866	$71,027

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

CAT9 Group Inc., (the “Company”) formerly known as ANDES 4 Inc. ("ANDES 4"), was incorporated under the laws of the State of Delaware on January 26, 2015. On December 27, 2016, the Company and its wholly-owned subsidiary, CAT9 Holdings Ltd, a company organized under the laws of the Cayman Islands, ("CAT9 Cayman"); CAT9 Cayman's wholly-owned subsidiary, CAT9 Investment China Limited, a company organized under the laws of Hong Kong ("CAT9 HK"); and its wholly-owned subsidiary, Chongqing CAT9 Industry Company Ltd, a company organized under the laws of the People's Republic of China closed a share exchange transaction pursuant to which CAT9 became the 100% parent of CAT9 Cayman, assumed the operations of CAT9 Cayman and its subsidiaries, including CAT9 Investment China, and Chongqing CAT9 Industry Company Ltd.

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

Prior to the events above, the Company on July 31, 2015, the sole officer and director of the Company entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd. at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, the sole officer and director of the Company executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd. was the sole stockholder of the Company.

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

NOTE 3- SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of CAT9 Group Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements of CAT9 Group Inc. in our Form 10-K filed on April28, 2017.

The interim unaudited financial statements present the balance sheet, statements of operations and cash flows CAT9 Group Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Translation Adjustment

For the three months ended March 31, 2017 and the year ended December 31, 2016, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capitalare translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended March 31, 2017 and 2016 is included net income and foreign currency translation adjustments.

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

NOTE 5- RELATED PARTY TRANSACTIONS

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2017, and December 31, 2016 the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of March 31, 2017, and December 31, 2016 the Company owed the aforementioned related parties $26,098 and $58,068, respectively.

During the year ended December 31, 2016, a consultant and the CEO for the Company contributed $40,326 in services and cash to pay for professional fees related to the Company’s SEC filing expenses. The amount has been credited to paid in capital.

NOTE 6- STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2017, and no shares of preferred stock had been issued.

Common Stock

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

NOTE 7– ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at:

March 31, 2017	December 31, 2016
Accumulated other comprehensive income, beginning of period	$3,028	$453
Change in cumulative translation adjustment	(7,526)	2,575
Accumulated other comprehensive income (loss) end of period	$(4,498)	$3,028

NOTE 8– COMMITMENTS

On April 14, 2015, the Company issued a purchase order to Chongqing Fangbaiyuan Trading Co., Ltd. Per the terms of the purchase order half was paid in advance with the balance due upon delivery, scheduled for December 31, 2016. As of December 31, 2016, $227,547 is due upon delivery.

On April 21, 2015, the Company issued a purchase order to Chongqing Qinuo Trading Co., Ltd. Per the terms of the purchase order half was paid in advance with the balance due upon delivery, scheduled for December 31, 2016. As of December 31, 2016, $158,685 is due upon delivery.

Due to new circumstances the parties have now agreed to cancel these orders. The suppliers will either provide a credit on a future purchase or refund the deposit if they are able to sell the machinery to another third party.

NOTE 9– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to March 31, 2017, the Company received refunds of approximately $181,000 from its two suppliers that it had previously contracted with to acquire machinery (Note 4).

On April 26, 2017, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized shares from 100,000,000 shares of common stock to 500,000,000 shares of common stock.

On May 10, 2017, the Company sold a total of 80,000,000 shares of restricted common stock to its officers and director for $0.0001 per share. These shares are restricted shares and as of the date of this filing, the issuer had 101,000,000 shares issued and outstanding. The Company filed a Form 8-K disclosing the event on May 10, 2017.

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Sales Revenue

Sales revenue for the three months ended March 31, 2017, were $88,480, compared to $27,395 for the three months ended March 31, 2016, an increase of $61,085. The Company recognized its first revenue in the fourth quarter of 2015 and has seen increasing revenues since.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2017, was $29,657, compared to $11,927 for the three months ended March 31, 2016,an increase of $17,730.

Operating Expenses

General and administrative expense was $61,277 for the three months ended March 31, 2017, compared to $14,624for the three months ended March 31, 2016,an increase of $46,653. The increase is the result of increased operations.

Net Income (Loss)

Net loss for the three months ended March 31, 2017, was $2,454, compared to net income of $844 for the three months ended March 31, 2016. The decrease from net income to a net loss is due to increased general and administrative expense.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we used cash of $55,175 in operating activities, $559 in investing activities and $5,633 in financing activities from repayment of related party loans.

Over the next 12 months we expect to expend approximately $40,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement dated December 27, 2016, by and among the Registrant, CAT9 Cayman Holdings,; CAT9 Investment China Limited, and Chongqing Field Industrial Company Ltd.		8-K		2.1	12/27/16
3.1	Certificate of Incorporation		10		3.1	02/05/15
3.2	Bylaws		10		3.2	02/05/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	09/01/15
3.4	Certificate of Approval, Agreement of Merger		8-K		3.4	12/27/16
10.1	Wenfa "Simon" Sun Employment Agreement		8-K		10.1	12/27/16
10.2	MeiHong "Sanya" Qian Employment Agreement		8-K		10.2	12/27/16
10.3	Agreement with Yunnan Province, Acreage Terms		8-K		10.3	05/02/17
10.4	Agreement with Yunnan Province, RMB Amount		8-K		10.4	05/02/17
21.1	List of Subsidiaries		8-K		21.1	12/27/16
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Dated: May 15, 2017