Form 10-Q
period 2017-06-30
CAT9 Group Inc.
filed 2017-08-14
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2017, the issuer had 101,000,000 shares of its common stock issued and outstanding.

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

(Unaudited)

CAT9 Group Inc. Condensed Consolidated Balance Sheets UNAUDITED
	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$287,072	$78,233
Accounts receivable	10,714	-
Other receivables, related party	79,736	2,737
Inventory	25,947	-
Other current assets	1,185	-
Advances to suppliers	-	181,002
Total current assets	404,654	261,972
Property & equipment	17,462	849

Total assets	$422,116	$262,821

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$3,749	$-
Customer deposits	54,790	27,235
Other payables	20,045	-
Other payables, related party	54,162	58,068
Total current liabilities	132,746	85,303

Total liabilities	132,746	85,303

Shareholders' Equity
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 101,000,000 and 20,000,000 shares issued and outstanding, respectively	10,100	2,000
Stock subscription receivable	(8,100)	-
Additional paid-in capital	399,099	381,918
Accumulated other comprehensive income	6,146	3,028
Accumulated deficit	(117,875)	(209,428)
Total Stockholders’ Equity	289,370	177,518
Total liabilities and stockholders’ equity	$422,116	$262,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. Condensed Consolidated Statements of Operations UNAUDITED
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$5,694	$11,137	$94,174	$38,544
Cost of revenue	14,553	2,585	44,210	14,519
Gross Margin	(8,859)	8,552	49,964	24,025

Operating Expenses:

General and administrative expenses	80,353	8,451	141,630	23,081
Bad debt provision	(183,219)	-	(183,219)	-

Total operating expenses	102,866	8,451	41,589	23,081
Income (loss) from operations	94,007	101	91,553	944
Income (loss) before income taxes	94,007	101	91,553	944
Provision for income taxes	-	-	-	-
Net Income (Loss)	$94,007	$101	$91,553	$944
Other comprehensive income (loss):
Foreign currency translation adjustment	10,644	(6,493)	3,118	(7,336)
Comprehensive income (loss)	104,651	(6,392)	94,671	(6,392)
Basic income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average number of common shares outstanding	66,714,286	10,000,000	43,044,199	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. Condensed Consolidated Statement of Cash Flows UNAUDITED
	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net Income	$91,553	$944
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency translation adjustment	3,118	(7,336)
Depreciation expense	307	6
Changes in operating assets and liabilities:
Accounts Receivable	(10,714)	76,811
Other assets	179,817	33,939
Other assets, related party	(76,999)	(11,891)
Inventory	(25,947)	(4,516)
Accounts payable and accrued liabilities	51,349	(12,191)
Net cash provided by operating activities	212,484	74,882

Cash flows from investing activities:
Purchase of equipment	(16,920)	-
Net cash used in investing activities	(16,920)	-

Cash flows from financing activities:
Contributed capital	17,181	(6,110)
Loans from related parties	-	11,327
Repayment of related party loans	(3,906)	-
Net cash provided by financing activities	13,275	5,217

Net change in cash	208,839	80,983

Cash, beginning of period	78,233	-

Cash, end of period	$287,072	$80,983

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Translation Adjustment

For the six months ended June 30, 2017 and the year ended December 31, 2016, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capitalare translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the six months ended June 30, 2017 and 2016 is included net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – ADVANCES TO SUPPLIERS

As of the year ended December 31, 2015, the Company entered into contracts with two suppliers to acquire machinery deliverable on December 31, 2016. The company advanced the suppliers $417,046 to secure these purchases which represented approximately fifty percent of the contract amounts. During 2016 one of the suppliers refunded the Company part of the deposit, leaving a balance of $362,005, of which $181,003 was not going to be refunded to the Company and was debited to impairment loss. In Q2 the $181,000 was returned to the Company.

NOTE 5- RELATED PARTY TRANSACTIONS

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2017, and December 31, 2016 the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of June 30, 2017, and December 31, 2016 the Company owed the aforementioned related parties $54,162 and $58,068, respectively.

During the year ended December 31, 2016, a consultant and the CEO for the Company contributed $40,326 in services and cash to pay for professional fees related to the Company’s SEC filing expenses. The amount has been credited to paid in capital.

NOTE 6- STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2017, and no shares of preferred stock had been issued.

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

On May 10, 2017, Wenfa “Simon” Sun, our President, Chief Executive Officer and Chairman purchased 78,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001. He is currently as of the date of this filing, the beneficial owner of 90,000,000 shares. As of June 30, 2017, the funds have not yet been collected and have been debited to stock subscription receivable.

On May 10, 2017, Meihong “Sanya” Qian, our Chief Financial Officer and Secretary purchased 2,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001.

 She is currently as of the date of this filing, the beneficial owner of 10,000,000 shares. As of June 30, 2017, the funds have not yet been collected and have been debited to stock subscription receivable.

NOTE 7– ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at:

June 30, 2017	December 31, 2016

Accumulated other comprehensive income, beginning of period	$3,028	$453
Change in cumulative translation adjustment	3,118	2,575
Accumulated other comprehensive income (loss) end of period	$6,146	$3,028

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

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Sales Revenue

Sales revenue for the three months ended June 30, 2017, was $5,694, compared to $11,137 for the three months ended June 30, 2016, a decrease of $5,443.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2017, was $14,553, compared to $2,585 for the three months ended June 30, 2016, an increase of $11,968.

Operating Expenses

General and administrative expense was $80,353 for the three months ended June 30, 2017, compared to $8,451 for the three months ended June 30, 2016,an increase of $71,902. The increase is the result of increased operations.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $181,003 was not going to be refunded so the Company wrote it off. During Q2 that money was returned.

Net Income (Loss)

Net income for the three months ended June 30, 2017, was $94,007, compared to net income of $101 for the three months ended June 30, 2016. The increase in net income is due to the refund of money that was previously written off as uncollectable.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Sales Revenue

Sales revenue for the six months ended June 30, 2017, was $94,174, compared to $38,544 for the six months ended June 30, 2016, an increase of $55,630. The Company recognized its first revenue in the fourth quarter of 2015 and has seen increasing revenues since.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2017, was $44,210, compared to $15,519 for the six months ended June 30, 2016, an increase of $29,691.

Operating Expenses

General and administrative expense was $141,630 for the six months ended June 30, 2017, compared to $23,081for the six months ended June 30, 2016,an increase of $118,549. The increase is the result of increased operations.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $181,003 was not going to be refunded so the Company wrote it off. During Q2 that money was returned.

Net Income (Loss)

Net income for the six months ended June 30, 2017, was $91,553, compared to net income of $944 for the six months ended June 30, 2016. The increase in net income is due to the refund of money that was previously written off as uncollectable.

Liquidity and Capital Resources

During the six months ended June 30, 2016, we realized cash of $212,484 from operating activities, used $16,920 in investing activities and gained $13,275 in financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2017, Wenfa “Simon” Sun, our President, Chief Executive Officer and Chairman purchased 78,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001. He is currently as of the date of this filing, the beneficial owner of 90,000,000 shares.

On May 10, 2017, Meihong “Sanya” Qian, our Chief Financial Officer and Secretary purchased 2,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001.

 She is currently as of the date of this filing, the beneficial owner of 10,000,000 shares.

Each buyer agreed that the Company would legend the securities to indicate that they could not be resold without an exemption, and that the legend would indicate that the securities were “restricted securities” within the meaning of Rule 144(a)(iii). Each buyer represented and warranted that he/she/it was purchasing the security for investment, and not for distribution, and that they each understood the restrictions on transfer applicable to the securities, and that the Company would code the securities so that they could not be transferred without the transferor obtaining an opinion of counsel satisfactory to the Company.

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

Dated: August 12, 2017

-20-