Form 10-Q
period 2017-09-30
CAT9 Group Inc.
filed 2017-11-17
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55365

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Yudong Miaoshitai #46-9, Banan District, Chongqing, China	401320

(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2017, the issuer had 101,000,000 shares of its common stock issued and outstanding.

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAT9 Group Inc. & Subsidiary Condensed Consolidated Balance Sheets (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$252,292	$78,233
Accounts receivable	24,822	—
Other receivables, related party	24,626	2,737
Inventory	21,229	—
Other current assets	871	—
Advances to suppliers	6,289	181,002
Total current assets	330,129	261,972
Property & equipment	17,513	849

Total assets	$347,642	$262,821

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$4,386	$—
Customer deposits	50,251	27,235
Other payables	28,259	—
Other payables, related party	78,610	58,068
Total current liabilities	161,506	85,303

Total liabilities	161,506	85,303

Shareholders' Equity
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 101,000,000 and 20,000,000 shares issued and outstanding, respectively	10,100	2,000
Stock subscription receivable	(8,100)	—
Additional paid-in capital	401,702	381,918
Accumulated other comprehensive income	(4,431)	3,028
Accumulated deficit	(213,135)	(209,428)
Total Stockholders’ Equity	186,136	177,518
Total liabilities and stockholders’ equity	$347,642	$262,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary Condensed Consolidated Statements of Operations (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$127,101	$13,282	$221,275	$51,826
Cost of revenue	53,598	3,716	97,808	18,235
Gross Margin	73,503	9,566	123,467	33,591

Operating Expenses:

General and administrative expenses	170,308	37,789	311,938	60,870
Bad debt provision	—	—	(184,764)	—

Total operating expenses	170,308	37,789	127,174	60,870
Income (loss) from operations	(96,805)	(28,223)	(3,707)	(27,279)
Income (loss) before income taxes	(96,805)	(28,223)	(3,707)	(27,279)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(96,805)	$(28,223)	$(3,707)	$(27,279)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,341)	6,418	(7,459)	49
Comprehensive income (loss)	(101,146)	(25,805)	(11,166)	(27,230)
Basic income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	101,000,000	10,000,000	101,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary Condensed Consolidated Statement of Cash Flows (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net Income	$(3,707)	$(27,279)
Adjustments to reconcile net income to net cash provided in operating activities:
Foreign currency translation adjustment	(7,459)	49
Depreciation expense	609	—
Changes in operating assets and liabilities:
Accounts Receivable	(24,822)	78,233
Other assets	173,842	45,401
Other assets, related party	(21,889)	(7,271)
Inventory	(21,229)	(1,553)
Accounts payable and accrued liabilities	55,661	18,078
Other payables, related party	24,448	(53,888)
Net cash provided by operating activities	175,454	51,770

Cash flows from investing activities:
Purchase of equipment	(17,273)	—
Net cash used in investing activities	(17,273)	—

Cash flows from financing activities:
Contributed capital	19,784	165
Loans from related parties		11,327
Repayment of related party loans	(3,906)	—
Net cash provided by financing activities	15,878	11,492

Net change in cash	174,059	63,262

Cash, beginning of period	78,233	—

Cash, end of period	$252,292	$63,262

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc.& Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

NOTE 3- SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of CAT9 Group Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements of CAT9 Group Inc. in our Form 10-K filed on April 28, 2017.

The interim unaudited financial statements present the balance sheet, statements of operations and cash flows CAT9 Group Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Translation Adjustment

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the nine months ended September 30, 2017 and 2016 is included net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – ADVANCES TO SUPPLIERS

As of the year ended December 31, 2015, the Company entered into contracts with two suppliers to acquire machinery deliverable on December 31, 2016. The company advanced the suppliers $417,046 to secure these purchases which represented approximately fifty percent of the contract amounts. During 2016 one of the suppliers refunded the Company part of the deposit, leaving a balance of $362,005, of which $181,003 was not going to be refunded to the Company and was debited to impairment loss. In Q2 2017 the $181,000 was returned to the Company.

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

As of September 30, 2017, and December 31, 2016 the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of September 30, 2017, and December 31, 2016 the Company owed the aforementioned related parties $78,610 and $58,068, respectively.

On July 13, 2017, Chongqing CAT9 Industrial Co. Ltd, the operating subsidiary of the Company entered into an Short Term Loan Agreement with Chongqing CAT9 Internet Modern Agriculture. The terms as follows; the Company loaned one million RMB to Chongqing CAT9 Internet Modern Agriculture from July 13, 2017 to July 31, 2017 with an interest rate 4.38% per annum.

NOTE 6- STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2017, and no shares of preferred stock had been issued.

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

On May 10, 2017, Wenfa “Simon” Sun, our President, Chief Executive Officer and Chairman purchased 78,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001. He is currently as of the date of this filing, the beneficial owner of 90,000,000 shares. As of September 30, 2017, the funds have not yet been collected and have been debited to stock subscription receivable.

On May 10, 2017, MeiHong “Sanya” Qian, our Chief Financial Officer and Secretary purchased 2,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001. She is currently as of the date of this filing, the beneficial owner of 10,000,000 shares. As of September 30, 2017, the funds have not yet been collected and have been debited to stock subscription receivable.

NOTE 7– ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at:

	September 30, 2017	December 31, 2016
Accumulated other comprehensive income, beginning of period	$3,028	$453
Change in cumulative translation adjustment	(7,459)	2,575
Accumulated other comprehensive income (loss) end of period	$(4,431)	$3,028

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Sales Revenue

Sales revenue for the three months ended September 30, 2017, was $127,101, compared to $13,282 for the three months ended September 30, 2016, an increase of $113,89. The Company recognized its first revenue in the fourth quarter of 2015 and has seen increasing operations and revenues since.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2017, was $53,598, compared to $3,716 for the three months ended September 30, 2016,an increase of $49,882.

Operating Expenses

General and administrative expense was $170,308 for the three months ended September 30, 2017, compared to $37,789 for the three months ended September 30, 2016,an increase of $132,519. The increase is the result of increased operations.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $181,003 was not going to be refunded so the Company wrote it off. During Q2 that money was returned.

Net Income (Loss)

Net loss for the three months ended September 30, 2017, was $96,805, compared to $28,223 for the three months ended September 30, 2016. The increase in net loss is due to the increased operations and the added expense associate with it.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Sales Revenue

Sales revenue for the nine months ended September 30, 2017, was $221,275, compared to $51,826 for the nine months ended September 30, 2016, an increase of $169,449. The Company recognized its first revenue in the fourth quarter of 2015 and has seen increasing operations and revenues since.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2017, was $97,808, compared to $18,235 for the nine months ended September 30, 2016,an increase of $80,213.

Operating Expenses

General and administrative expense was $311,938 for the nine months ended September 30, 2017, compared to $60,870 for the nine months ended September 30, 2016,an increase of $251,068. The increase is the result of increased operations.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $181,003 was not going to be refunded so the Company wrote it off. During Q2 that money was returned.

Net Income (Loss)

Net loss for the nine months ended September 30, 2017, was $3,707, compared to $27,279 for the nine months ended September 30, 2016. The decrease in net lossis due to the refund of money that was previously written off as uncollectable.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, we realized cash of $175,454 from operating activities, used $17,273 in investing activities and gained $15,878 in financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 17, 2017

-20-