Form 10-Q/A
period 2017-09-30
CAT9 Group Inc.
filed 2017-12-05
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Statement:

The Company is restating its September 30, 2017 financial statements to correctly apply payments that were received for the outstanding stock subscription receivable. The only impact to the Statement of Operations was a small immaterial change to the foreign currency translation adjustment.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 CAT9 Group Inc. & Subsidiary
Condensed Consolidated Balance Sheets
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS	(restated)

Current assets:
Cash	$252,292	$78,233
Accounts receivable	24,822	—
Other receivables, related party	24,626	2,737
Inventory	21,229	—
Other current assets	871	—
Advances to suppliers	6,289	181,002
Total current assets	330,129	261,972
Property & equipment	17,513	849

Total assets	$347,642	$262,821

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$4,386	$—
Customer deposits	50,251	27,235
Other payables	20,236	—
Other payables, related party	78,610	58,068
Total current liabilities	153,483	85,303

Total liabilities	153,483	85,303

Shareholders' Equity
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 101,000,000 and 20,000,000 shares issued and outstanding, respectively	10,100	2,000
Additional paid-in capital	401,702	381,918
Accumulated other comprehensive income	(4,508)	3,028
Accumulated deficit	(213,135)	(209,428)
Total Stockholders’ Equity	194,159	177,518
Total liabilities and stockholders’ equity	$347,642	$262,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$127,101	$13,282	$221,275	$51,826
Cost of revenue	53,598	3,716	97,808	18,235
Gross Margin	73,503	9,566	123,467	33,591

Operating Expenses:

General and administrative expenses	170,308	37,789	311,938	60,870
Bad debt provision	—	—	(184,764)	—

Total operating expenses	170,308	37,789	127,174	60,870
Income (loss) from operations	(96,805)	(28,223)	(3,707)	(27,279)
Income (loss) before income taxes	(96,805)	(28,223)	(3,707)	(27,279)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(96,805)	$(28,223)	$(3,707)	$(27,279)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,418)	6,418	(7,536)	49
Comprehensive income (loss)	(101,223)	(25,805)	(11,243)	(27,230)
Basic income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	101,000,000	10,000,000	101,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary
Condensed Consolidated Statement of Cash Flows
(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:	(restated)
Net Income	$(3,707)	$(27,279)
Adjustments to reconcile net income to net cash provided in operating activities:
Foreign currency translation adjustment	(7, 536 )	49
Depreciation expense	609	-
Changes in operating assets and liabilities:
Accounts Receivable	(24,822)	78,233
Other assets	173,842	45,401
Other assets, related party	(21,889)	(7,271)
Inventory	(21,229)	(1,553)
Accounts payable and accrued liabilities	47,561	18,078
Other payables, related party	24, 525	(53,888)
Net cash provided by operating activities	167,354	51,770

Cash flows from investing activities:
Purchase of equipment	(17,273)	-
Net cash used in investing activities	(17,273)	-

Cash flows from financing activities:
Contributed capital	19,784	165
Funds received on stock subscription	8,100	-
Loans from related parties		11,327
Repayment of related party loans	(3,906)	-
Net cash provided by financing activities	23,978	11,492

Net change in cash	174,059	63,262

Cash, beginning of period	78,233	-

Cash, end of period	$252,292	$63,262

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited) / (restated)

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

NOTE 3 - SUMMARY OF SIGNIFICANT POLICIES

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

On May 10, 2017, Wenfa “Simon” Sun, our President, Chief Executive Officer and Chairman purchased 78,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001. He is currently as of the date of this filing, the beneficial owner of 90,000,000 shares .

On May 10, 2017, Meihong “Sanya” Qian, our Chief Financial Officer and Secretary purchased 2,000,000 shares of the Issuer’s restricted common stock from the Company in a private transaction at $0.0001. She is currently as of the date of this filing, the beneficial owner of 10,000,000 shares.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at:

	September 30, 2017	December 31, 2016
Accumulated other comprehensive income, beginning of period	$3,028	$453
Change in cumulative translation adjustment	(7,536)	2,575
Accumulated other comprehensive income (loss) end of period	$(4,508)	$3,028

NOTE 8 – COMMITMENTS

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

NOTE 9 – RESTATEMENT

The September 30, 2017 financial statements are being restated to correctly apply payments that were received for the outstanding stock subscription receivable. The only impact to the Statement of Operations was a small immaterial change to the foreign currency translation adjustment.

The following table summarizes changes made to the September 30, 2017 balance sheet.

	September 30, 2017
Balance Sheet:	As Reported	Adjustment	As Restated
Cash	$252,292	$—	$252,292
Accounts receivable	24,822	—	24,822
Other receivables, related party	24,626	—	24,626
Inventory	21,229	—	21,229
Other current assets	871	—	871
Advances to suppliers	6,289	—	6,289
Property & equipment	17,513	—	17,513
Total assets	$347,642	—	$347,642

Accounts payable and accruals	$4,386	$—	$4,386
Customer deposits	50,251	—	50,251
Other payables	28,259	(8,023)	20,236
Other payables, related party	78,610	—	78,610
Total liabilities	161,506	(8,023)	153,483

Common stock	10,100	—	10,100
Stock subscription receivable	(8,100)	8,100	—
Additional paid-in capital	401,702	—	401,702
Accumulated other comprehensive income	(4,431)	(77)	(4,508)
Accumulated deficit	(213,135)	—	(213,135)
Total Stockholders’ Equity	186,136	8,023	194,159
Total liabilities and stockholders’ equity	$347,642	$—	$347,642

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

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2017, was $53,598, compared to $3,716 for the three months ended September 30, 2016, an increase of $49,882.

Operating Expenses

General and administrative expense was $170,308 for the three months ended September 30, 2017, compared to $37,789 for the three months ended September 30, 2016, an increase of $132,519. The increase is the result of increased operations.

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

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2017, was $97,808, compared to $18,235 for the nine months ended September 30, 2016, an increase of $80,213.

Operating Expenses

General and administrative expense was $311,938 for the nine months ended September 30, 2017, compared to $60,870 for the nine months ended September 30, 2016, an increase of $251,068. The increase is the result of increased operations.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $181,003 was not going to be refunded so the Company wrote it off. During Q2 that money was returned.

Net Income (Loss)

Net loss for the nine months ended September 30, 2017, was $3,707, compared to $27,279 for the nine months ended September 30, 2016. The decrease in net loss is due to the refund of money that was previously written off as uncollectable.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, we realized cash of $175,454 from operating activities, used $17,273 in investing activities and gained $ 23,978 in financing activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement dated December 27, 2016, by and among the Registrant, CAT9 Cayman Holdings,; CAT9 Investment China Limited, and Chongqing Field Industrial Company Ltd.		8-K		2.1	12/27/16
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	Bylaws		10		3.2	02/06/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	09/01/15
3.4	Certificate of Approval, Agreement of Merger		8-K		3.4	12/27/16
10.1	Wenfa "Simon" Sun Employment Agreement		8-K		10.1	12/27/16
10.2	MeiHong "Sanya" Qian Employment Agreement		8-K		10.2	12/27/16
10.3	Agreement with Yunnan Province, Acreage Terms		8-K		10.3	05/02/17
10.4	Agreement with Yunnan Province, RMB Amount		8-K		10.4	05/02/17
21.1	List of Subsidiaries		8-K		21.1	12/27/16
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Dated: December 5, 2017

