Form 10-K
period 2017-12-31
CAT9 Group Inc.
filed 2018-03-29
CIK 1632275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-222288

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYEE IDENTIFICATION NO.)

Yudong Miaoshitai #46-9, Bana District, Chongqing, China 401321

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

86 023 66223188

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
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of March 28, 2018, there were 101,000,000 shares of $0.0001 par value common stock issued and outstanding.

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

PART I

Item 1.   Description of Business.

(a)   Overview

The terms "we", "Company" and "CAT9" refer to CAT9 Group Inc. , a Delaware corporation, formerly known as ANDES 4 Inc. ("ANDES 4"), its wholly-owned subsidiary, CAT9 Holdings Ltd, a company organized under the laws of the Cayman Islands, ("CAT9 Cayman"); CAT9 Cayman's wholly-owned subsidiary, CAT9 Investment China Limited, a company organized under the laws of Hong Kong ("CAT9 HK"); and its wholly-owned subsidiary, Chongqing CAT9 Industry Company Ltd (“Chongqing CAT9 or “CQC9”), a company organized under the laws of the People's Republic of China.

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

Chongqing CAT9 Industrial Company Ltd., (“Chongqing CAT9 or “CQC9”),fka Chongqing Field Industrial Company Ltd. is located in Chongqing Province, PRC (People’s Republic of China) and was incorporated under the laws of the PRC on June 26, 2014, and operates through strategic alliance and distribution rights agreements in the PRC, the Company prior to early 2017 was previously engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer Truncatum trees and harvesting of Acer Truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales.

In early 2017, management suspended its food and machinery sales business in favor of capitalizing on the growing acer truncatum industry within China and decided that it would to direct efforts towards its acer truncatum plantation operations during 2017. Management believes that acer truncatum plantation, harvesting, and production of edible oil is a more economically favorable direction for the company.

As of the date of this Current Report on Form 10-K, the Company employs a staff of 25 people and is located in Chongqing Municipality at Yudong Miaoshitai #46-9, Bana District, Chongqing Province, China 401320.

Products and Market

Chongqing CAT9 provided a robust offering from food product suppliers within the municipality of Chongqing, China. Through distribution rights and agreements, Chongqing CAT9worked as the product suppliers’ representative utilizing high technology platforms such as the WeChat mobile application to offer products to end purchasers such as individual consumers, restaurants and food suppliers, merchants, stores and supermarkets prior to early 2017. The Company suspended its food and machinery sales business in favor of capitalizing on the growing acer truncatum industry within China

Food Product Suppliers previously represented by CQC9 in early 2017 prior to management’s suspension of operations.

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

ShanDong Donkey-hide gelatin Co.Ltd

ChongQingZhenJiu Food Co.,Ltd

Xingguo Red Land Ecological Agriculture Development Co., Ltd

Sausage Meats Dried Bamboo Honey Gelatin Agricultural Products (fruits/vegetables) Acer Truncatum

As of early 2017, management directed efforts towards the acer truncatum industry in China. Acer truncatum is a plant that produces an extract from its leaves and seeds called Nervonic acid.  It is the principal extract of the acer truncatum plant which acer truncatum oil is derived. Nervonic acid is a rich omega-9 fatty acid that is known to be beneficial to memory related brain health, anti-aging, blood lipid regulation, and anti-fatigue symptoms. There are a few alternate sources where nervonic acid can be derived, however at much less yield than from an acer truncatum plant.

Nervonic Acid content (mg/100g)
Acer truncatum	580
Brassica Oil Seeds	69-83
Sesame Seeds	35
Macadamia Nuts	18
Tropaeolum Speciosum	10
Lunaria (Money Plant)	8
King Salmon (Chinook)	140
Sockeye Salmon	40

Nervonic Acid has been researched and tested to provide improved brain cell activity and studies have shown it to improve and reduce the risks of Alzheimer’s disease.

Source: Herb Nutritionals

Acer truncatum farm #1 Yunnan Province, China

Acer truncatum Tree

Factory floor acer truncatum finished product ready to ship

 Factory floor bottle and assembly line

Suppliers represented by CAT9

Xingguo Red Land Ecological Agriculture Development Co., Ltd.	Acer truncatum oil
HezeZonghooJianyuan Biotech Co., Ltd.	Acer truncatum oil

CAT9 also seeks to establish five (5) additional planting bases of 350 acres each. These bases will become a CAT9 Group asset over years which we will seek to manage and develop to include land acquisitions, planting, and maintenance. In addition, we are planning to contract approximately 17,000 acres of existing forestry with local individuals, organizations and or provincial governments to insure our supply of raw materials. We are also planning to invest further into our research and development (R&D) to improve our processing yield of acer truncatum and nervonic acid. This includes the research and development of planting technology, products, and process technology. We also plan to increase our spending on our information systems; we will seek to invest in a fully integrated information system to monitor crop production, fertilization, irrigation, and harvesting yield. We will also add quality control measures, POS systems, packaging, logistics, and e-commerce systems. A JIT (just in time) system to monitor inventory and critical path raw material requirements will also be implemented as well as a sourcing and seasonal cost data base of all suppliers for efficient and cost effective purchasing.

Our funds are kept in both financial institutions located in Hong Kong (“HK”) and the PRC, the latter does not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC, which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

We generally finance our operations through operating profit and borrowings from our directors. As of the date of this Form 10-K Annual Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks, outside parties and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due. We are unaware of any trends, demands, commitments events or uncertainties that will result or be likely to result in material changes in our liquidity.

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

Our Products

Our finished product gift box (Acer truncatum seed oil)

Our finished product acer truncatum (capsules)

Risks Related to Our Business and Industry

We are a relatively new entrant in the acer truncatum industry. In early 2017, our management believed that economic opportunities for the Company were favorable in the acer truncatum industry and has established a presence with the signing of several plantation agreements. There is considerable risk in the acer truncatum industry and there can be no assurance that we willbe successful in our endeavor to lease additional land, or purchase and harvest additional acer truncatum trees. There is also no assurances that if we are unsuccessful in our acer truncatum business that we can pivot our company and re-engage our food distribution and farm equipment sales business.

Acer truncatum is claimed to have nutritional and health benefits but we cannot assure you that all or any of the claims made by others are accurate.

Acer truncatum’s health benefits are claimed by studies and users of its extracted oil. These users generally use acer truncatum products due to word of mouth or other advertising by manufacturers of the product. Additionally, there are little to no restrictions or health regulations on acer truncatum in China at this time. The Chinese Food and Drug Administration or State Food and Drug Administration (SFDA) of China has not opined on acer truncatum at this time. While there are some resources that claim through abstract writings that there are health benefits that support brain health by way of high levels of nervonic acid found in acer truncatum oil, the Company cannot make any assurances that these claims are in any way completely accurate.Management has not commissioned any third party reports to support any basis to these claims; however, it is management’s personal belief that the nature of these claims made by independent studies is credible.

We are subject to natural disasters.

Acer Truncatum trees are generally strong and adaptable but can be damaged by harsh weather, diseases and crop pests. If our crops are damaged by natural disasters such as floods, drought, storms, or other farming risks, our business may suffer and our investors may lose their entire investment.

Increased Chinese government regulation of our production capacity and/or our sales and marketing operations could impact our business.

There are presently no significant Chinese government regulations of the health claims made by the participants in the acer truncatum business regarding their products. Additionally, there are limited government regulations over the conditions under which we manufacture our products. While other countries such as the United States and the European Union have extensive regulations of nutraceutical and plant-based products, including strict health-related claims, there are no current regulations in China to the degree of these other countries.

Our business is reliant on retaining and hiring key personnel that are in high demand in China.

We operate within an intensely competitive environment for key personnel in such areas as biologists, chemists, technicians, production supervisors, and sales and marketing personnel. If we are unable to fulfill these roles as we grow as a company, our future success will be severely impaired, and we will be unable to implement our business plan.

We may have difficulty establishing adequate management and financial controls in China.

China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected for a United States public company. Despite our record as a fully-reporting company on Edgar since February 6, 2015, if we cannot continue to maintain such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Our success depends on collaborative partners, licensees and other third parties over whom we have limited control.

We have made a number of agreements to lease land to develop plantations for our acer truncatum trees with third parties. To the extent we enter into these agreements, we cannot assure you that we will not encounter discourse or problems that may lead to loss of production. Additionally, due to the nature of the process of developing these plantations, we require arrangements with manufacturing facilities, marketing and commercialization partners of our products. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks may arise from the Company's dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement with us;

•	causes delays;

•	fails to timely develop or manufacture in adequate quantities;

•	otherwise fails to meet its contractual obligations.

•	Our collaborative partners could pursue other technologies or develop alternative products that could compete with the products we are developing.

We have limited business insurance coverage.

We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Price controls may affect both our revenues and net income.

The laws of the PRC provide for the government to fix and adjust prices. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and, unless there is also price control on the products that we purchase from our suppliers, we may face no limitation on our costs. Further, if price controls affect both our revenue and our costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the totally market-oriented economies of member countries of the Organization for Economic Cooperation and Development ("OECD").

The economy of the PRC has historically been a nationalistic, "planned economy," meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC's economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most countries belonging to the OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the level of state-owned enterprises in the PRC, as well as the level of governmental control over the allocation of resources is greater than in most of the countries belonging to the OECD;

•	the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD;

•	the government of the PRC has a greater involvement in general in the economy and the economic structure of industries within the PRC than other countries belonging to the OECD;

•	the government of the PRC imposes price controls on certain products and our products may become subject to additional price controls; and

•	the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, unlike other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of the OECD member countries.

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

If we are unable to maintain or expand our sales and marketing capabilities, and attract and retain skilled personnel, we may not be able to generate anticipated revenues.

Increasing our customer base and penetrating our target markets will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be largely dependent on our sales force to obtain new customers. We also expect to be highly dependent on skilled computer programmers. Competition for both are intense, and we may not be able to attract, integrate sufficient highly qualified personnel.

 Our failure to obtain capital may significantly restrict our proposed operations.

We will need to raise more capital to expand our business. Future sources of capital may not be available to us when we need it or may be available only on unacceptable terms.

We are subject to the risk that certain key personnel, including key employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.  The loss of any these individuals would adversely affect our financial condition and the results of our operations.

We are dependent on the experience, knowledge, skill and expertise of our President, CEO, Chairman, Wenfa “Simon” Sun. We are also in large part dependent on Meihong, “Sanya” Qian, our CFO and Secretary. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Wenfa “Simon” Sun, due to his experience, history and knowledge of the agricultural industry and his overall insight into our business direction. The loss or our failure to retain Mr. Sun, or Ms. Qian, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on any of our officers and have no present plans to obtain this insurance.  See “Management.”

The lack of public company experience of our management team may put us at a competitive disadvantage.

As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act.  Our President, Chairman and CEO has no public company experience and under the Federal securities laws of the United States and rules and regulations of the U.S. Securities and Exchange Commission, which could impair our ability to comply with these legal, accounting, and regulatory requirements.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially if we succeed in becoming a publicly-traded company.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required for a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with becoming a publicly-traded company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a publicly-traded company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially upon trading as a publicly-traded company. We have implemented, or plan to implement, the measures described below under the supervision and guidance of our management to remediate the above control deficiencies and to strengthen our internal controls over financial reporting. Key elements of the remediation effort include, but are not limited to, the following initiatives, which have been implemented, or are in the process of implementation, as of the date of filing of this Annual Report:

•	We have increased efforts to enforce internal control procedures. We have also reorganized the structure of our accounting department in China and clarified the responsibilities of each key personnel in order to increase communications and accountability.

•	We have recruited and will continue to bring in additional qualified financial personnel for the accounting department to further strengthen our China financial reporting function.

•	We continually review and improve our standardization of our monthly and quarterly data collection, analysis, and reconciliation procedures.

•	We plan on significantly increasing the level of communication and interaction among our China management, independent auditors, our directors of the Board, and other external advisors.

•	We are making progress on engaging qualified internal control consultants to help us comply with internal control obligations, including Section 404 of the Sarbanes-Oxley Act of 2002. We also plan to dedicate sufficient resources to implement required internal control procedures.

If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Competition

The acer truncatum industry in China is highly competitive with competitors from larger enterprises to smaller farmers. The company also competes with various distribution methods such as online sales through mobile applications and internet websites.

Strategy

Our goal is to become a leading provider of acer truncatum-based products in China by offering select options for consumer consumption by way of edible cooking oils, capsules, nutrients, and other value-added solutions containing acer truncatum extract.

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

Our PRC subsidiaries, CQC9, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, which has become null and void and has been replaced by Circular (2014) 37, issued on 14 July, 2014, concerning the use of offshore holding companies controlled by PRC residents in mergers and acquisitions in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing);(2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change regarding to PRC resident, such as a change in share capital or merger or acquisition, the PRC resident shall, register such change with a local branch of the SAFE. In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 37. However, there exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies. If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how Circular 37 will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, CQFI's ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. Failure by any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit CQFI's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users could be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We limited land use rights and each of our facilities relies on land use rights of our landlords, and the loss of such rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial conditions and results of operations.

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

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 10, 2009 that addresses the transfer of shares of Chinese resident companies by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. While, Circular 698 does not apply to shareholders who are individuals, the PRC authority has the discretion to determine whether these enterprise shareholders are treated as a resident enterprise. If such shareholders are recognized as non-resident enterprises, Circular 698 may have been applicable to the Share Exchange due to the transfer of shares of CAT9 Cayman, which Wenfa "Simon" Sun, or MeiHong "Sanya" Qian directly holds the equity interests of CQFI, the Company by such enterprise shareholders. Circular 698 provides that where a non-resident enterprise investor indirectly transfers the equity of a PRC resident enterprise, if the overseas intermediary holding company being transferred by the non-resident enterprise is established in a country/region where the effective tax rate is less than 12.5% or which does not tax the overseas income of its residents, the non-resident enterprise must submit the required documents to the PRC tax authority in charge of the PRC resident enterprise within 30 days after the equity transfer agreement is concluded. {This clause has been terminated by Bulletin (2013)72} However, there is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. We have not provided any information to the relevant PRC tax authorities regarding the share exchange transaction.

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

Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of our holding companies, CAT9 Cayman, a company organized under the laws of the Cayman Islands (“CAT9 Cayman”) and CAT9 China Investment Limited, a company organized under the laws of Hong Kong (“CAT9 HK”). If we, CAT9 Cayman or CAT9 HK is determined to be a PRC resident enterprise by PRC tax authorities, Circular 698 will not be applicable to any direct or indirect transfer of our shareholdings in CQFI. If we, CAT9 Cayman or CAT9 HK is determined to be a non-resident enterprise by the PRC tax authorities and the direct or indirect transfer of our shareholdings in CQFI, is recognized by the tax authority in charge as the transfer of shares of Chinese resident companies by nonresident companies, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations. Because CAT9 HK, a Hong Kong company owns 100% of CQFI; CAT9 Cayman, a Cayman Islands company owns 100% of CAT9 HK; and the Company, a Delaware corporation, owns 100% of CAT9 Cayman, it is possible that Circular 698 could apply to any transfer of shares of the Company, CAT9 Cayman or CAT9 HK, as an indirect transfer of the equity of CQFI, if such transfers are not made through a public securities market or by individuals. If the PRC tax authority determines that Circular 698 applies to us, we will be obligated to make tax returns filings with the relevant PRC tax authority in accordance with PRC tax laws and regulations. Failure to do so will subject us to fines up to RMB10,000 ($1,471). Furthermore, if the PRC tax authority determines that our arrangement which resulted in the underpayment of taxes was done to evade taxation, in addition to paying all the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances.

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

Substantially all of our revenues and expenses are denominated in Renminbi. Under PRC laws, the Renminbi is currently convertible under a company’s “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the company’s “capital account,” which includes foreign direct investment and loans, without the prior approval of SAFE. SAFE reserves the discretion to deny the conversion of RMB into foreign currencies for capital account transactions. Currently our PRC subsidiary, CQC9, may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE. Therefore, CQC9may convert the revenues it generates in RMB into other currencies, such as U.S. Dollars, for settlement of current account transactions without having to obtain approval from SAFE. However, foreign exchange transactions by CQC9under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC governmental authorities, including SAFE. Therefore, CQC9 may not convert its sales revenues from RMB into other currencies for capital account transactions, such as to repay a loan, without first obtaining the approval of SAFE. If CQC9,borrows foreign currency loans from us or other foreign lenders, these loans must first be registered with the SAFE. If CQC9, a wholly foreign-owned enterprise, borrows foreign currency, the accumulative amount of its foreign currency loans shall not exceed the difference between the total investment and the registered capital of CQC9. If we finance CQC9, by means of additional capital contributions, these capital contributions must be approved by certain government authorities such as the Ministry of Commerce or its local counterparts. Additionally, the existing and future restrictions on currency exchange may affect the ability of our PRC subsidiary or affiliated entities to obtain foreign currencies, limit our ability to meet our foreign currency obligations, or otherwise materially and adversely affect our business.

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

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us, CAT9 Cayman and CAT9 HK. The Company has not sought the advice of PRC tax counsel regarding the risks associated with the New EIT Law. Because our CAT9 Cayman and CAT9 HK's members of management are located in China, we believe it is likely that we, CAT9 Cayman and CAT9 HK meet the qualifications of a “resident enterprise” and would be recognized as a Chinese “resident enterprise,” subject to the ultimate judgment of the PRC tax authority, based on the standard of “de facto management body”. “Resident enterprise” treatment would not have impacted the Company’s results since the New EIT Law’s effectiveness, as CAT9 Cayman and CAT9 HK have no taxable income and no dividends were paid by any of our subsidiaries, including CAT9 Cayman and CAT9 HK, CQC9. If the PRC tax authorities determine that we, CAT9 Cayman and CAT9 HK are collectively a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. The failure to pay such taxes will subject us to fines up to RMB10,000 ($1,471), and furthermore, if the PRC tax authority determines that our arrangement which resulted in the underpayment of taxes was done to evade taxation, in addition to paying all the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation on April 22, 2010, regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we, CAT9 Cayman and CAT9 HK receive from CQC9 will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

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

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us, CAT9 Cayman and CAT9 HK is holding CQC9, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC Company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors. If we have such an obligation, our omission or failure to fulfill such obligation may subject us to similar penalties to those applied to a taxpayer, including fines up to RMB10,000, and in the case of being recognized as constituting evasion of taxation, other than making up for the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances.

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We have filed our Form S-1 registration statement offering on December 26, 2017 but are not yet effective. Upon effectiveness, we intend to apply for the listing of our common stock on the Over-the-Counter Bulletin Board ("OTCBB") in the future through a qualified FINRA market maker upon effectiveness of a Form S-1 registration statement. While we have engaged Spartan Securities Ltd. as our market maker sponsor, there is no guarantee that the OTCBB, or any other securities exchange or quotation system, will permit our shares to be listed and traded.

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

Regulations, including those contained in and issued under the Sarbanes-Oxley Act of 2002 (“SOX”) and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), increase the cost of doing business and may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

We are a public company.  The current regulatory climate for public companies, even small and emerging growth companies such as ours, may make it difficult or prohibitively expensive to attract and retain qualified officers, directors and members of board committees required to provide for our effective management in compliance with the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  For example, the enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC.

Further, recent and proposed regulations under Dodd-Frank heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with SOX Section 404 regarding internal controls over financial reporting.  Our management’s evaluation over our internal controls over financial reporting may determine that material weaknesses in our internal control exist.  If, in the future, management identifies material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price, and subject us to sanctions or investigation by regulatory authorities.

Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.

Our Certificate of Incorporation and By-Laws provide, with certain exceptions as permitted by Delaware corporation law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our Certificate of Incorporation and By-Laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, to grow our business, to expand into new markets, or to provide new services.  As such, the anticipated benefits of those acquisitions may never be realized.

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

·	difficulties in assimilating the operations and employees of acquired companies;
·	diversion of our management’s attention from ongoing business concerns;
·	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
·	additional expense associated with amortization of acquired assets;
·	additional expense associated with understanding and development of acquired business;
·	maintenance and implementation of uniform standards, controls, procedures and policies; and
·	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

Our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results.

There can be no assurance that we will be able to manage our expansion through acquisitions effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

The forecasts of market growth included in this Offering may prove to be inaccurate, and even if the market in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in the agricultural sector within China, including the forecasts or projections referenced in this Offering Memorandum, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this prospectus should not be taken as indicative of our future growth.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure funds. If we raise funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our future capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

If we obtain financing, existing shareholder interests may be diluted.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of SOX. The cost of complying with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight.

We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion.

These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) enacted on April 5, 2012, we may take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX (and rules and regulations of the SEC thereunder, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –JOBS Act” for additional information on when we may cease to be deemed to be an emerging growth company. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

Properties

Our principal executive offices are located at: Yudong Miaoshitai #46-9, Bana District, Chongqing Province, China 401320.

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

In early 2017, management suspended its food and machinery sales business in favor of capitalizing on the growing acer truncatum industry within China and decided that it would to direct efforts towards its acer truncatum plantation operations during 2017. Management believes that acer truncatum plantation, harvesting, and production of edible oil is a more economically favorable direction for the company.

As of the date of this Current Report on Form 10-K, the Company employs a staff of 25 people and is located in Chongqing Municipality at YudongMiaoshitai #46-9, Bana District, Chongqing Province, China 401320.

Products and Market

Chongqing CAT9 provided a robust offering from food product suppliers within the municipality of Chongqing, China. Through distribution rights and agreements, Chongqing CAT9worked as the product suppliers’ representative utilizing high technology platforms such as the WeChat mobile application to offer products to end purchasers such as individual consumers, restaurants and food suppliers, merchants, stores and supermarkets prior to early 2017. The Company suspended its food and machinery sales business in favor of capitalizing on the growing acer truncatum industry within China

Food Product Suppliers previously represented by CQC9 in early 2017 prior to management’s suspension of operations.

Chongqing Banan Maotang Sugar Wine Business	Sugar & Wine

Chongqing Nianrui Food Co., Ltd

ChongQing HongGaoLei Agriculture Co.,Ltd

ChongQing FenGuMeiDi beekeeper Co., Ltd

ShanDong Donkey-hide gelatin Co.Ltd

ChongQing ZhenJiu Food Co.,Ltd

Xingguo Red Land Ecological Agriculture Development Co., Ltd

Sausage Meats Dried Bamboo Honey Gelatin Agricultural Products (fruits/vegetables) Acer Truncatum

As of early 2017, management directed efforts towards the acer truncatum industry in China. Acer truncatum is a plant that produces an extract from its leaves and seeds called Nervonic acid.  It is the principal extract of the acer truncatum plant which acer truncatum oil is derived. Nervonic acid is a rich omega-9 fatty acid that is known to be beneficial to memory related brain health, anti-aging, blood lipid regulation, and anti-fatigue symptoms. There are a few alternate sources where nervonic acid can be derived, however at much less yield than from an acer truncatum plant.

Nervonic Acid content (mg/100g)
Acer truncatum	580
Brassica Oil Seeds	69-83
Sesame Seeds	35
Macadamia Nuts	18
TropaeolumSpeciosum	10
Lunaria (Money Plant)	8
King Salmon (Chinook)	140
Sockeye Salmon	40

Source: Herb Nutritionals

Nervonic Acid has been researched and tested to provide improved brain cell activity and studies have shown it has the potential to reduce Alzheimer’s disease. It is management’s belief that favorable claims regarding nervonic acid from several independent studies around the world by independent sources are credible; we do to an extent rely on these independent studies for guidance, however, we cannot verify these claims with certain accuracy. We did not compensate any party for any report or writing on nervonic acid or acer trunactum, we have no influence or made any requests or demands for any party to produce any report on nervonic acid or acer truncatum.

Suppliers represented by CAT9

Xingguo Red Land Ecological Agriculture Development Co., Ltd.	Acer truncatum oil
Heze Zonghoo Jianyuan Biotech Co., Ltd.	Acer truncatum oil

CAT9 also seeks to establish five (5) additional planting bases of 350 acres each. These bases will become a CAT9 Group asset over years which we will seek to manage and develop to include land acquisitions, planting, and maintenance. In addition, we are planning to contract approximately 17,000 acres of existing forestry with local individuals, organizations and or provincial governments to insure our supply of raw materials. We are also planning to invest further into our research and development (R&D) to improve our processing yield of acer truncatum and nervonic acid. This includes the research and development of planting technology, products, and process technology. We also plan to increase our spending on our information systems; we will seek to invest in a fully integrated information system to monitor crop production, fertilization, irrigation, and harvesting yield. We will also add quality control measures, POS systems, packaging, logistics, and e-commerce systems. A JIT (just in time) system to monitor inventory and critical path raw material requirements will also be implemented.

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

We do not have any protected trademarks on our business or patents. We have filed trademarks for our products which have not yet been granted to us and we also will be applying for international trademarks for our name CAT9 Group Inc., however, we will not be filing any patents. No assurances can be given that we are successful in obtaining trademarks for our products.

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

Our continued growth is dependent upon our ability to generate increased revenue from our existing customers, obtain new customers and raise capital from outside sources. An important element of our growth strategy is our acer truncatum sales and our development of land leases to grow our own acer truncatum plants. We believe that in order to continue to operate additional market share and general additional revenue, we will have to raise more capital to fund our business.

In the future, we may be unable to obtain the necessary financing for our capital requirements on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations; the condition of the PRC economy and the acer truncatum industry, and conditions in relevant financial markets in the United States, PRC and elsewhere in the world.

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

There Is Currently No Trading Market For Our Common Stock.

We have filed our Form S-1 registration statement offering on December 26, 2017 but are not yet effective. Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

There Is No Public Market For Our Common Stock, Nor Have We Ever Paid Dividends On Our Common Stock.

There is no public trading market for our common stock until we file a registration statement under the Securities Act of 1933, as amended. We have filed our Form S-1 registration statement offering on December 26, 2017 but are not yet effective.

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

Control by Management.

The officers and directors of the Company currently own 99% of all the issued and outstanding capital stock of the Company. Consequently, these individuals have the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We have filed our Form S-1 registration statement offering on December 26, 2017 but are not yet effective.

We intend to apply for the listing of our common stock on the Over-the-Counter Bulletin Board ("OTCBB") if our Form S-1 becomes effective. There is no guarantee that the OTCBB, or any other securities exchange or quotation system, will permit our shares to be listed and traded.

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

Item 1B.  Unresolved Staff Comments.

We have filed our Form S-1 registration statement offering on December 26, 2017 and have received our comment letter by the commission. We submitted our Form S-1/A on February 22, 2018. We subsequently received our second comment letter by the commission and submitted our Form S-1/A2 on March 16, 2018.

Item 2.   Description of Property.

Our principal executive offices are located at: Yudong Miaoshitai #46-9, Bana District, Chongqing, China. We recently signed material agreements for office space and entered into three separate agreements, all of which were disclosed on Form 8-K, dated, November 17, 2017.

We maintain four different office locations. Our Chongqing representative office at Yudong Miaoshitai #46-9, Bana District, Chongqing, our office at Room 5, Floor 13, Building 8, Jiuxi Guoji, Nan’an District, Chongqing with 224.85 square meters. Our Chengdu office at Floor 20, Unit 1, Building 3, Dading Century Square, Wuhou District, Chengdu with 400 square meters, and our Hangzhou office at Room A-2202, Daxiang International Center, Number 600, Minhe Road, Hangzhou City with 230 square meters.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share,as amended (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2017 there were three shareholders of record and as of the date of this filing, March 28, 2018, there are three holdersof record of the Common Stock.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception.

On May 10, 2017, the Company issued Wenfa “Simon” Sun, our President, Chief Executive Officer and Chairman 78,000,000 shares of our restricted common stock at $0.0001 per share, and, MeiHong “Sanya” Qian, our Chief Financial Officer and Secretary, 2,000,000 shares of our restricted common stock at $0.0001 per share for totals of $7,800 and $200 respectively. These Subscription Agreements were the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyers represented they were each an “accredited investor,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

On March 31, 2017, the Company issued Tech Associates, Inc. an entity engaged to provide advisory and consulting services to the Company 1,000,000 shares at $0.0001 per share for net proceeds to the Company of $100. The Subscription Agreement was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented it was an “accredited investor,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

On December 27, 2016, pursuant to the terms of the Share Exchange Agreement, entered into by and between CAT9 Group Inc., (formerly ANDES 4 Inc.), CAT9 Cayman, CAT9 Investment China Limited, and Chongqing CAT9 Industrial Company Ltd. (as described in Item 2.01 above), CAT9 Group issued 19,000,000 shares of its common stock to the Chongqing CAT9Shareholders in exchange for all of the issued and outstanding securities of CAT9 Cayman. All of the securities were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration.

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

On July 31, 2015, the sole officer and director of ANDES 4 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Chongqing Field Industrial Company Ltd. at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, August 12, 2015, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Chongqing Field Industrial Company Ltd. was the majority stockholder of the Company.

For each of the respective events above, the buyers agreed that the Company would legend the securities to indicate that they could not be resold without an exemption, and that the legend would indicate that the securities were “restricted securities” within the meaning of Rule 144(a)(iii). The buyer represented and warranted that it was purchasing the security for investment, and not for distribution, and that they each understood the restrictions on transfer applicable to the securities, and that the Company would code the securities so that they could not be transferred without the transferor obtaining an opinion of counsel satisfactory to the Company.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2017, compared to the Year Ended December 31, 2016

Sales Revenue

Sales revenue for the year ended December 31, 2017, was $333,390, compared to $57,690 for the year ended December 31, 2016, an increase of $275,700 or 478%. The Company recognized its first revenue in the fourth quarter of 2015 and has seen a steady increase.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2017, was $146,468, compared to $19,750 for the year ended December 31, 2016,an increase of $126,718. Cost of goods sold has increased in conjunction with revenue.

Operating Expenses

Professional fees were $39,242 for the year ended December 31, 2017, compared to $7,150 for the year ended December 31, 2016, an increase of $32,092. Professional fees consist mostly of legal and audit expense. The increase is the result of increased audit expense.

Consulting expense was $53,540 for the year ended December 31, 2017, compared to $25,830 for the year ended December 31, 2016, an increase of $27,710. Consulting expense has increase due to increased activity.

General and administrative expense was $289,585 for the year ended December 31, 2017, compared to $25,438 for the year ended December 31, 2017,an increase of $264,147. The increase is the primarily due to increased wages for new employees.

For the year ended December 31, 2016, we recorded a loss on impairment of $181,003. The loss was due to the cancellation of the purchase of equipment for which a deposit had been paid and was not expected to be refunded. However, the deposit was recovered in 2017 and is shown in the statement of operations along with other recovered amounts.

Net Income (Loss)

Net loss for the year ended December 31, 2017, was $192,937, compared to net income of $201,481 for the year ended December 31, 2016.

Liquidity and Capital Resources

During the year ended December 31, 2017, we used cash of $55,788 in operating activities and $54,169 in investing activities. Financing activities provided cash of $200,263.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2017

Name	Age	Position
Wenfa "Simon" Sun	42	President, Chief Executive Officer, and Chairman of the Board of Directors

MeiHong "Sanya" Qian	49	Chief Financial Officer and Secretary

Liu Shanhu	44	Independent Director

Wenfa “Simon” Sun, Age 42, President, Chief Executive Officer, Chairman of the Board of Directors

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

Liu Shanhu, Age 44, Independent Director

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

Item 11.   Executive Compensation.

Employment Agreements

We have employment agreements with the following persons and terms:

The Company entered into employment agreements with Wenfa “Simon” Sun, its President, Chief Executive Officer, and Chairman and MeiHong “Sanya” Qian, its Chief Financial Officer and Secretary on July 1, 2017. The agreement calls for Mr. Sun to earn 12,000 RMB per month and Ms. Qian earning 10,000 RMB upon the Company having a minimum of 2 million in RMB in retained earnings on its consolidated balance sheet. The Company rescinded its previous employment agreements with the same parties on December 31, 2016. Those employment agreements were filed on Form 8-K on December 27, 2016.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

Wenfa "Simon" Sun, President, CEO, Chairman	12/31/17	—	—	—	—	—	—	—	—
MeiHong "Sanya" Qian, CFO, Secretary	12/31/17	—	—	—	—	—	—	—	—

Director Compensation

No director was compensated earned during the fiscal year ended December 31, 2017 by members of our board of directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Form 10-K, there were 101,000,000 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.  The address of all individuals for whom an address is not otherwise indicated is YudongMiaoshitai #46-9, Bana District, Chongqing, China 401320.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Wenfa “Simon” Sun, President, Chief Executive Officer, and Chairman of the Board of Directors(2)	90,000,000	89%
Meihong “Sanya” Qian, Chief Financial Officer, and Secretary	10,000,000	10%
Lu Shanhu	0	0%
All Directors and Officers as a Group (3 persons)	100,000,000	99%
Tech Associates Inc. (2)	1,000,000	1%

(1) The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 101,000,000 shares of common stock outstanding as of March 28, 2018.

(2) Tech Associates, Inc. 460 Brannan Street, Suite 78064, San Francisco, CA 94107

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

De Leon & Company, P.A., is the Company’s independent registered public accounting firm. Set below are aggregate fees professional services rendered for the year ended December 31, 2017.

Audit Fees

The fees for the audit and review services billed and to be billed by De Leon & Company P.A. for the year ended December 31, 2017 and 2016 amounted to $24,230 and $21,500, respectively.

Audit Related Fees

None

Tax Fees

There were no fees billed by De Leon & Company P.A., for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2017.

All Other Fees

There were no fees billed by De Leon & Company P.A., for other products and services for the fiscal year ended December 31, 2017.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation(1)

3.2	By-Laws(1)

3.3	Amendment to Certificate of Incorporation dated August 19, 2015(1)

3.4	Amendment to Certificate of Incorporation dated April 28, 2017(1)

10.5	Cooperation Agreement of Acer truncatum Plantation dated July 23, 2016 - 1(1)

10.6	Cooperation Agreement of Acer truncatum Plantation dated July 23, 2016 - 2(1)

10.7	Investment Cooperation Agreement dated September 11, 2017(1)

10.8	Product Agreement dated September 26, 2017(1)

10.10	Wenfa “Simon” Sun, Employment Agreement dated, July 1, 2017(1)

10.11	Meihong “Sanya” Qian, Employment Agreement dated, July 1, 2017(1)

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Acer truncatum report by Scientific Direct, Journal of Chromatography(1)

99.5	Nervonic Acid study by Herb Nutritionals Co. Ltd(1)

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

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

Dated: March 29, 2018

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

Name	Title	Date

By: /s/ Wenfa "Simon" Sun Name: Wenfa "Simon" Sun	President, Chief Executive Officer, and Chairman of the Board of Directors	March 29, 2018

CAT9 Group Inc.

FINANCIAL STATEMENTS

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CAT9 Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CAT9 Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

De Leon & Company, P.A. We have served as the Company’s auditor since 2016. Pembroke Pines, Florida
March 26, 2018

CAT9 Group Inc. Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$168,539	$78,233
Accounts receivable	13,910	—
Other receivables, related party	20,224	2,737
Advances to suppliers	63,698	181,002
Other current assets	16,928	—
Inventory	2,606	—
Total current assets	285,905	261,972
Property & equipment	52,178	849

Total assets	$338,083	$262,821

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accruals	$57,594	$—
Customer deposits	50,310	27,235
Loan payable	76,844	—
Other payables, related party	150,927	58,068
Total current liabilities	335,675	85,303

Total liabilities	335,675	85,303

Shareholders' Equity
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 101,000,000 and 20,000,000 shares issued and outstanding, respectively	10,100	2,000
Additional paid-in capital	404,378	381,918
Accumulated other comprehensive income	(9,705)	3,028
Accumulated deficit	(402,365)	(209,428)
Total Stockholders’ Equity (Deficit)	2,408	177,518
Total liabilities and stockholders’ equity	$338,083	$262,821

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 Group Inc. Consolidated Statements of Operations
	For the Years Ended December 31,
	2017	2016
Revenue	$333,390	$57,690
Cost of revenue	146,468	19,750
Gross Margin	186,922	37,940

Operating expenses:
Impairment loss (recovery)	(185,525)	181,003
Professional Fees	39,242	7,150
Consulting	53,540	25,830
General and administrative	475,110	25,438
Total operating expenses	382,367	239,421
Loss from operations	(195,445)	(201,481)

Other income:
Interest income	2,508	—
Total other income	2,508	—

Loss before income taxes	(192,937)	(201,481)

Provision for income taxes	—	—
Net loss	$(192,937)	$(201,481)

Other comprehensive income (loss):

Foreign currency translation adjustment	(12,733)	2,575
Comprehensive loss	$(205,670)	$(198,906)
Basic and diluted net loss per common share	$(0.00)	$(0.02)
Basic and diluted weighted average common shares	72,260,274	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 Group Inc. Consolidated Statements of Stockholders’ Equity December 31, 2017
	Common Stock		Paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2015	10,000,000	$1,000	$425,158	$(7,947)	$453	$418,664
Contributed capital	—	—	—	—	—	—
Merger acquisition	10,000,000	1,000	(43,240)	—	—	(42,240)
Foreign currency translation adjustment	—	—	—	—	2,575	2,575
Net loss for the year ended December 31, 2016	—	—	—	(201,481)	—	(201,481)
Balance, December 31, 2016	20,000,000	2,000	381,918	(209,428)	3,028	177,518
Common stock issued for cash	81,000,000	8,100	—	—	—	8,100
Contributed capital	—	—	22,460	—	—	22,460
Foreign currency translation adjustment	—	—	—	—	(12,733)	(12,733)
Net loss for the year ended December 31, 2017	—	—	—	(192,937)	—	(192,937)
Balance, December 31, 2017	101,000,000	$10,100	$404,378	$(402,365)	$(9,705)	$2,408
The accompanying notes are an integral part of these consolidated financial statements.

CAT9 Group Inc. Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(192,937)	$(201,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustment	(12,733)	2,575
Acquisition related loss	—	(42,225)
Loss on impairment	—	181,003
Depreciation expense	2,840	—
Changes in operating assets and liabilities:
Accounts Receivable	(13,910)	23,825
Other assets	100,376	55,041
Other assets, related party	(17,487)	(2,737)
Inventory	(2,606)	2,773
Accounts payable and accrued liabilities	80,669	11,798
Net cash provided by (used in) operating activities	(55,788)	30,572

Cash flows from investing activities:
Purchase of equipment	(54,169)	(849)
Net cash used in investing activities	(54,169)	(849)

Cash flows from financing activities:
Contributed capital	22,460	—
Funds received on stock subscription	8,100	—
Proceeds from loan payable	76,844	—
Loans from related parties	96,765	48,523
Repayment of related party loans	(3,906)	(15)
Net cash provided by financing activities	200,263	48,508

Net change in cash	90,306	78,231

Cash, beginning of year	78,233	2

Cash, end of year	$168,539	$78,233

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 Group Inc.

(formerly ANDES 4 Inc.)

Notes to Consolidated Financial Statements

December 31, 2017

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company's functional currency for Chongqing CAT9is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in the United States Dollars (“USD”).

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

Translation Adjustment

For the years ended December 31, 2017 and 2016, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capitalare translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended December 31, 2017 and 2016 is included net income and foreign currency translation adjustments.

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

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of December 31, 2017, and 2016, no allowance was deemed necessary since sales were comparatively recent.

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

The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2017 and 2016.

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

Recently issued accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3– ADVANCES TO SUPPLIERS

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

NOTE 4– LOAN PAYABLE

On November 15, 2017 the Company entered into a promissory note with a third party for $70,065. The loan is unsecured, accrues interest at 5.65% and is due on June 15, 2018.

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

As of December 31, 2017, and December 31, 2016 the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of December 31, 2017, and December 31, 2016 the Company owed the aforementioned related parties $150,927 and $58,068, respectively.

On July 13, 2017, Chongqing CAT9 Industrial Co. Ltd, the operating subsidiary of the Company entered into an short term Loan Agreement with Chongqing CAT9 Internet Modern Agriculture. The terms as follows; the Company loaned one million RMB to Chongqing CAT9 Internet Modern Agriculture from July 13, 2017 to July 31, 2017 with an interest rate 4.38% per annum.

NOTE 6- STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2017, and no shares of preferred stock had been issued.

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

NOTE 7– INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and no activities in The United States. These are complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”), as from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Net deferred tax assets consist of the following components as of December 31:

	12/31/2017	12/31/2016
Unused tax loss brought forward	$(209,438)	$(7,957)
Loss for the year	(192,937)	(201,481)
Expenses not deductible for tax	—	—
Total net operating loss carry forwards	$(402,375)	$(209,438)
Effective tax rate	21%	25%
Unrecognized deferred tax asset carried forward	$84,500	$52,360
Less: valuation allowances	(84,500)	(52,360)

Deferred income tax benefit, net of valuation allowance	$—	$—

The Company has not recognized a deferred tax asset in respect of PRC tax loss in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  Accordingly, a 100% valuation allowance has been made.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2017 and 2016, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2017 and 2016, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2017 and 2017.

NOTE 8– ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at December 31:

	2017	2016
Accumulated other comprehensive income, beginning of period	$3,028	$453
Change in cumulative translation adjustment	(12,735)	2,575
Accumulated other comprehensive income, end of period	$(9,705)	$3,028

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

NOTE 10– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.