Form 10-Q
period 2018-03-31
CAT9 Group Inc.
filed 2018-05-10
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-222288

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Yudong Miaoshitai #46-9, Bana District, Chongqing, China	401320

(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2018, the issuer had 101,000,000 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAT9 Group Inc. & Subsidiary
Condensed Consolidated Balance Sheets

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)

Current assets:
Cash	$4,378	$168,539
Accounts receivable	16,633	13,910
Other receivables, related party	35,738	20,224
Inventory	29,352	2,606
Other current assets	-	16,928
Advances to suppliers	34,633	63,698
Total current assets	120,734	285,905
Property & equipment	52,875	52,178

Total assets	$173,609	$338,083

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$64,133	$57,594
Customer deposits	58,186	50,310
Other payables	79,678	76,844
Other payables, related party	208,094	150,927
Total current liabilities	410,091	335,675

Total liabilities	410,091	335,675

Shareholders' Equity(Deficit)
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 101,000,000 and 101,000,000 shares issued and outstanding, respectively	10,100	10,100
Additional paid-in capital	404,378	404,378
Accumulated other comprehensive income	(13,118)	(9,705)
Accumulated deficit	(637,842)	(402,365)
Total Stockholders’ Equity (Deficit)	(236,482)	2,408
Total liabilities and stockholders’ equity	$173,609	$338,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenue	$20,109	$88,480
Cost of revenue	9,695	29,657
Gross Margin	10,414	58,823

Operating Expenses:

Professional fees	40,433	—
Consulting	17,310	—
General and administrative expenses	190,426	61,277

Total operating expenses	248,169	61,277
Loss from operations	(237,755)	(2,454)

Other income (expense):
Other income	2,327	—
Interest expense	(49)	—
Total other income	2,278	—

Loss before income taxes	(235,477)	(2,454)

Provision for income taxes
Net Loss	$(235,477)	$(2,454)

Other comprehensive income (loss):

Foreign currency translation adjustment	(3,413)	(7,526)
Comprehensive loss	(238,890)	(9,980)
Basic and diluted net loss per share	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	101,000,000	20,011,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(235,477)	$(2,454)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	3,287	51
Changes in operating assets and liabilities:
Accounts Receivable	(2,723)	(6,325)
Advances to suppliers	29,065	-
Deposits	7,876	-
Other assets	16,928	(13,396)
Other assets, related party	(15,514)	(86,492)
Inventory	(26,746)	-
Accounts payable and accrued liabilities	6,539	60,967
Other payables, related party	57,167	-
Net cash used in operating activities	(159,598)	(55,175)

Cash flows from investing activities:
Purchase of equipment	(3,984)	(559)
Net cash used in investing activities	(3,984)	(559)

Cash flows from financing activities:
Contributed capital	-	26,337
Loans from related parties	-	10,590
Repayment of related party loans	-	(42,560)
Net cash (used in) financing activities	-	(5,633)

Net change in cash	(163,582)	(61,367)

Effects of currency translation	(579)	(7,526)
Cash, beginning of period	168,539	78,233

Cash, end of period	$4,378	$16,866

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

NOTE 3 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of CAT9 Group Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements of CAT9 Group Inc. in our Form 10-K filed on March 29, 2018.

The interim financial information are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of March 31, 2018 and December 31, 2017, no allowance was deemed necessary since sales were comparatively recent.

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

Translation Adjustment

For the three months ended March 31, 2018 and the year ended December 31, 2017, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended March 31, 2018 and 2017 is included net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2018, and December 31, 2017, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of March 31, 2018, and December 31, 2017, the Company owed the aforementioned related parties $208,094 and $150,927, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2018, no shares of preferred stock had been issued.

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

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at:

	March 31, 2018	December 31, 2017
Accumulated other comprehensive income, beginning of period	$(9,705)	$3,028
Change in cumulative translation adjustment	(3,413)	(12,735)
Accumulated other comprehensive income (loss) end of period	$(13,118)	$(9,705)

NOTE 7– SUBSEQUENT EVENTS

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Sales Revenue

Sales revenue for the three months ended March 31, 2018, was $20,109, compared to $88,480 for the three months ended March 31, 2017, a decrease of $68,371. The decrease in revenue in the current period is partly attributed to the Chinese New Year that fell during the first quarter. The Company is also seeking new sales channels such as supermarkets in China to sell product through, however, no agreements have been finalized yet.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018, was $9,695, compared to $29,657 for the three months ended March 31, 2017, a decrease of $19,962. The decrease in cost of goods sold in the current period is conjunction with the decrease in sales.

Operating Expenses

Professional fees were $40,433 for the three months ended March 31, 2018, compared to $0 for the three months ended March 31, 2017. Professional fees consist mostly of legal and audit expense. The increase is the result of increased audit expense.

Consulting expense was $17,310 for the three months ended March 31, 2018, compared to $0 for the three months ended March 31, 2017.

General and administrative expense was $190,426 for the three months ended March 31, 2018, compared to $61,277 for the three months ended March 31, 2017, an increase of $129,149. The increase is the primarily due to increased wages for new employees and expenses related to its Hangzhou, China office.

Net Income (Loss)

Net loss for the three months ended March 31, 2018, was $235,477, compared to $2,454 for the three months ended March 31, 2017. The increase in net loss is due to the increased operations and the added expense associate with it.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we used cash of $159,598 in operating activities, used $3,984 in investing activities and $0 in financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 10, 2018

