Form 10-Q
period 2018-06-30
CAT9 Group Inc.
filed 2018-08-13
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-222288

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China	401320

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 86 023 62984671

Yudong Miaoshitai #46-9, Banan District, Chongqing, China 401320

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2018, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

 CAT9 Group Inc. & Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$3,814	$168,539
Accounts receivable	11,873	13,910
Other receivables, related party	41,759	20,224
Inventory	12,053	2,606
Other current assets	-	16,928
Advances to suppliers	13,008	63,698
Total current assets	82,507	285,905
Property & equipment	48,903	52,178

Total assets	$131,410	$338,083

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$60,093	$57,594
Customer deposits	28,427	50,310
Other payables	75,545	76,844
Other payables, related party	239,350	150,927
Total current liabilities	403,415	335,675

Total liabilities	403,415	335,675

Shareholders' Equity (Deficit)
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 and 101,000,000 shares issued and outstanding, respectively	10,217	10,100
Additional paid-in capital	505,252	404,378
Accumulated other comprehensive income	(17,778)	(9,705)
Accumulated deficit	(769,696)	(402,365)
Total Stockholders’ Equity (Deficit)	(272,005)	2,408
Total liabilities and stockholders’ equity	$131,410	$338,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CAT9 Group Inc. & Subsidiaries
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$8,318	$5,694	$28,427	$94,174
Cost of revenue	4,490	14,553	14,185	44,210
Gross Margin	3,828	(8,859)	14,242	49,964

Operating Expenses:

Professional fees	16,201	—	56,634	—
Consulting	24,713	—	42,023	—
General and administrative expenses	95,114	80,353	285,540	141,630
Bad debt provision	—	(183,219)	—	(183,219)

Total operating expenses	136,028	(102,866)	384,197	(41,589)
Income (loss) from operations	(132,200)	94,007	(369,955)	91,553

Other income (expense):
Other income	346	—	2,624	—
Total other income	346	—	2,624	—

Income (loss) before income taxes	(131,854)	94,007	(367,331)	91,553

Provision for income taxes	—	—	—	—
Net Income (Loss)	$(131,854)	$94,007	$(367,331)	$91,553

Other comprehensive income (loss):

Foreign currency translation adjustment	(4,660)	10,644	(8,073)	3,118
Comprehensive income(loss)	(136,514)	104,651	(375,404)	94,671
Basic and diluted net income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average number of common shares outstanding, basic and diluted	101,781,873	66,714,286	101,393,096	43,044,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Income(Loss)	$(367,331)	$91,553
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	6,077	307
Changes in operating assets and liabilities:
Accounts Receivable	2,037	(10,714)
Advances to suppliers	50,690	—
Deposits	(21,883)	—
Other assets	16,928	179,817
Other assets, related party	(21,535)	(76,999)
Inventory	(9,447)	(25,947)
Accounts payable and accrued liabilities	2,499	51,349
Other payables, related party	88,423	—
Net cash provided by(used in) operating activities	(253,542)	209,366

Cash flows from investing activities:
Purchase of equipment	(2,802)	(16,920)
Net cash used in investing activities	(2,802)	(16,920)

Cash flows from financing activities:
Contributed capital	7,679	17,181
Sale of common stock	93,312	—
Loans from related parties	—	—
Repayment of related party loans	—	(3,906)
Net cash provided by financing activities	100,991	13,275

Net change in cash	(155,353)	205,721

Effects of currency translation	(9,372)	3,118
Cash, beginning of period	168,539	78,233

Cash, end of period	$3,814	$287,072

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Chongqing CAT9 Industry Company Ltd. is located in Chongqing, PRC and was incorporated under the laws of the PRC on June 26, 2014. Chongqing Field Industrial Company Ltd. operates through strategic alliance and distribution rights agreements in the PRC, the Company is engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer Truncatum trees and harvesting of Acer Truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales. On March 9, 2017, Chongqing Field Industrial Company Ltd. was renamed Chongqing CAT9 Industry Company Ltd.

On December 26, 2017, the Company filed its Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”), the Form S-1 became effective on April 4, 2018 and a post-effective amendment was filed amending the shares unsold on its Form S-1. The Company sold 1,166,400 shares pursuant to its Form S-1 registration statement.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of June 30, 2018 and June 30, 2017, no allowance was deemed necessary since sales were comparatively recent.

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CAT9 Cayman, and its subsidiaries, including CAT9 Investment China, and Chongqing CAT9 Industry Company Ltd. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.

Translation Adjustment

For the six months ended June 30, 2018 and the year ended December 31, 2017, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the six months ended June 30, 2018and 2017 is included net income and foreign currency translation adjustments.

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

As of June 30, 2018, and December 31, 2017, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of June 30, 2018, and December 31, 2017, the Company owed the aforementioned related parties $239,350 and $150,927, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2018, no shares of preferred stock had been issued.

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

On December 26, 2017, the Company filed its Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”), the Form S-1 became effective on April 4, 2018 and a post effective amendment was filed amending the shares unsold on its Form S-1. The Company sold 1,166,400 shares pursuant to its Form S-1 registration statement for total cash proceeds of $93,312.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at:

	June 30, 2018	December 31, 2017
Accumulated other comprehensive income, beginning of period	$(9,705)	$3,028
Change in cumulative translation adjustment	(8,073)	(12,735)
Accumulated other comprehensive income (loss) end of period	$(17,778)	$(9,705)

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Sales Revenue

Sales revenue for the three months ended June 30, 2018, was $8,318, compared to $5,694 for the three months ended June 30, 2017, an increase of $2,624. The increase in revenue in the current period is partly attributed to the Chinese New Year that falls during the first quarter. We are also seeking new sales channels such as supermarkets in China to sell product through, however, no agreements have been finalized yet.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2018, was $4,490, compared to $14,553 for the three months ended June 30, 2017, a decrease of $10,063.

Operating Expenses

Professional fees were $16,201 for the three months ended June 30, 2018, compared to $0 for the three months ended June 30, 2017. Professional fees consist mostly of legal and audit expense. The increase is the result of increased audit and legal expense.

Consulting expense was $24,713 for the three months ended June 30, 2018, compared to $0 for the three months ended June 30, 2017.

General and administrative expense was $95,114 for the three months ended June 30, 2018, compared to $80,353 for the three months ended June 30, 2017, an increase of $14,761. The increase is the primarily due to increased wages for new employees and expenses related to the Hangzhou, China office.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $183,219 was not going to be refunded so the Company wrote it off. During Q2 of 2017 that money was returned to the Company resulting in a credit to our bad debt expense provision for the three months ended June 30, 2017.

Net Income (Loss)

Net loss for the three months ended June 30, 2018, was $131,854, compared to net income of $94,007 for the three months ended June 30, 2017. The decrease in net income resulting in a net loss is due to the increased operations and the added expense associated with it; as well as the refund of money that was previously written off as uncollectable and was returned during the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Sales Revenue

Sales revenue for the six months ended June 30, 2018, was $28,427, compared to $94,174 for the six months ended June 30, 2017, a decrease of $65,747. Revenue has temporarily decreased as we seek new sales channels such as supermarkets in China to sell product through, however, no agreements have been finalized yet.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2018, was $14,185, compared to $44,210 for the six months ended June 30, 2017, a decrease of $30,025.The decrease in cost of goods sold in the current period is in conjunction with the decrease in sales.

Operating Expenses

Professional fees were $56,634 for the six months ended June 30, 2018, compared to $0 for the six months ended June 30, 2017. Professional fees consist mostly of legal and audit expense. The increase is the result of increased audit and legal expense.

Consulting expense was $42,023 for the six months ended June 30, 2018, compared to $0 for the six months ended June 30, 2017.

General and administrative expense was $285,540 for the six months ended June 30, 2018, compared to $141,630 for the six months ended June 30, 2017,an increase of $143,910. The increase is the result of increased operations.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $183,219 was not going to be refunded so the Company wrote it off. During Q2 of 2017 that money was returned to the Company resulting in a credit to our bad debt expense provision for the six months ended June 30, 2017.

Net Income (Loss)

Net loss for the six months ended June 30, 2018, was $367,331, compared to net income of $91,553 for the six months ended June 30, 2017. The decrease in net income resulting in a net loss is due to the increased operations and the added expense associated with it; as well as the refund of money that was previously written off as uncollectable and was returned during the six months ended June 30, 2017.

Liquidity and Capital Resources

During the six months ended June 30, 2018, we used cash of $253,542 in operating activities, used $2,802 in investing activities and had net cash of $100,991 provided by financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On May 30, 2018, the board of directors (the "Board") and majority shareholders of CAT9 Group Inc. dismissed De Leon & Company, P.A. (“De Leon”) as the independent registered public accounting firm of the Company effective immediately.

On May 30, 2018, the Company engaged Yichien Yeh CPA ("YY") as our new independent principal accountant to audit the Company’s financial statements and to perform reviews of interim financial statement

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

Dated: August 13, 2018

