Form 10-Q
period 2018-09-30
CAT9 Group Inc.
filed 2018-11-08
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

N/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2018, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 CAT9 Group Inc. & Subsidiaries
Condensed Consolidated Balance Sheets

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$4,515	$168,539
Accounts receivable	18,787	13,910
Other receivables, related party	3,778	20,224
Inventory	27,940	2,606
Other current assets	122,599	16,928
Advances to suppliers	43,060	63,698
Total current assets	220,679	285,905
Property & equipment	43,538	52,178

Total assets	$264,217	$338,083

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals	$117,369	$57,594
Customer deposits	149,732	50,310
Other payables	140,132	76,844
Other payables, related party	282,343	150,927
Total current liabilities	689,576	335,675

Total liabilities	689,576	335,675

Shareholders' Equity (Deficit)
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 and 101,000,000 shares issued and outstanding, respectively	10,217	10,100
Additional paid-in capital	505,252	404,378
Accumulated other comprehensive income	(13,603)	(9,705)
Accumulated deficit	(927,225)	(402,365)
Total Stockholders’ Equity (Deficit)	(425,359)	2,408
Total liabilities and stockholders’ deficit	$264,217	$338,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CAT9 Group Inc. & Subsidiaries Condensed Consolidated Statements of Operations (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$28,488	$127,101	$56,915	$221,275
Cost of revenue	11,955	53,598	26,140	97,808
Gross Margin	16,533	73,503	30,775	123,467

Operating Expenses:

Professional fees	156	—	56,790	—
Consulting	55,073	—	97,096	—
General and administrative expenses	116,841	170,308	402,381	311,938
Bad debt provision	—	—	—	(184,764)

Total operating expenses	172,070	170,308	556,267	127,174
Loss from operations	(155,537)	(96,805)	(525,492)	(3,707)

Other income (expense):
Other income (expense)	(1,992)	—	632	—
Total other income (expense)	(1,992)	—	632	—

Loss before income taxes	(157,529)	(96,805)	(524,860)	(3,707)

Provision for income taxes	—	—	—	—
Net Loss	$(157,529)	$(96,805)	$(524,860)	$(3,707)

Other comprehensive income (loss):
Foreign currency translation adjustment	4,175	(4,418)	(3,898)	(7,536)
Comprehensive loss	(153,354)	(101,223)	(528,758)	(11,243)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	101,000,000	101,260,624	101,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiaries Condensed Consolidated Statements of Cash Flows (UNAUDITED)
	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:		(restated)
Net Loss	$(524,860)	$(3,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,742	609
Changes in operating assets and liabilities:
Accounts Receivable	(4,877)	(24,822)
Advances to suppliers	20,638	—
Deposits	99,422	—
Other assets	(102,971)	173,842
Other assets, related party	16,446	(21,889)
Inventory	(25,334)	(21,229)
Accounts payable and accrued liabilities	59,775	47,561
Other payables, related party	131,416	24,525
Net cash provided by(used in) operating activities	(321,603)	174,890

Cash flows from investing activities:
Purchase of equipment	(2,802)	(17,273)
Net cash used in investing activities	(2,802)	(17,273)

Cash flows from financing activities:
Contributed capital	7,679	19,784
Funds received on stock subscription		8,100
Sale of common stock	93,312	—
Loans from related parties	64,587	—
Repayment of related party loans	(1,299)	(3,906)
Net cash provided by financing activities	164,279	23,978

Net change in cash	(160,126)	181,595

Effects of currency translation	(3,898)	(7,536)
Cash, beginning of period	168,539	78,233

Cash, end of period	$4,515	$252,292

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

Chongqing CAT9 Industry Company Ltd. is located in Chongqing, PRC and was incorporated under the laws of the PRC on June 26,2014. Chongqing Field Industrial Company Ltd. operates through strategic alliance and distribution rights agreements in the PRC, the Company is engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer Truncatum trees and harvesting of Acer Truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of September 30, 2018 and December 30, 2017, no allowance was deemed necessary.

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

Translation Adjustment

For the nine months ended September 30, 2018 and the year ended December 31, 2017, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the nine months ended September 30, 2018 and 2017 is included net income and foreign currency translation adjustments.

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

As of September 30, 2018, and December 31, 2017, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of September 30, 2018, and December 31, 2017, the Company owed the aforementioned related parties $282,343 and $150,927, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2018, no shares of preferred stock had been issued.

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

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at:

	September 30, 2018	December 31, 2017
Accumulated other comprehensive income, beginning of period	$(9,705)	$3,028
Change in cumulative translation adjustment	(3,898)	(12,735)
Accumulated other comprehensive income (loss) end of period	$(13,603)	$(9,705)

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Sales Revenue

Sales revenue for the three months ended September 30, 2018, was $28,488, compared to $127,101 for the three months ended September 30, 2017, a decrease of $98,613 or 77.5%. Revenue has temporarily decreased as we seek new sales channels such as supermarkets in China to sell product through, however, no agreements have been finalized yet.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2018, was $11,955, compared to $53,598 for the three months ended September 30, 2017, a decrease of $41,643 or 77.6%. The decrease in cost of goods sold in the current period is in conjunction with the decrease in sales.

Operating Expenses

Professional fees were $156 for the three months ended September 30, 2018, compared to $0 for the three months ended September 30, 2017. Professional fees consist mostly of legal and audit expense.

Consulting expense was $55,073 for the three months ended September 30, 2018, compared to $0 for the three months ended September 30, 2017.

General and administrative expense was $116,841 for the three months ended September 30, 2018, compared to $170,308 for the three months ended September 30, 2017, a decrease of $53,467 or 31.3%. The decrease is the result of lowering expenditures as a result of the decline in sales.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $183,219 was not going to be refunded so the Company wrote it off. During Q2 of 2017 that money was returned to the Company resulting in a credit to our bad debt expense provision for the nine months ended September 30, 2017.

Net Income (Loss)

Net loss for the three months ended September 30, 2018, was $157,529, compared to$96,805 for the three months ended September 30, 2017. The increase in net loss is the result of our lower gross margin for the period.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Sales Revenue

Sales revenue for the nine months ended September 30, 2018, was $56,915, compared to $221,275 for the nine months ended September 30, 2017, a decrease of $164,360. Revenue has temporarily decreased as we seek new sales channels such as supermarkets in China to sell product through, however, no agreements have been finalized yet.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2018, was $26,140, compared to $98,808 for the nine months ended September 30, 2017, a decrease of $72,668. The decrease in cost of goods sold in the current period is in conjunction with the decrease in sales.

Operating Expenses

Professional fees were $56,790 for the nine months ended September 30, 2018, compared to $0 for the nine months ended September 30, 2017. Professional fees consist mostly of legal and audit expense. The increase is the result of increased audit and legal expense.

Consulting expense was $97,096 for the nine months ended September 30, 2018, compared to $0 for the nine months ended September 30, 2017.

General and administrative expense was $402,381 for the nine months ended September 30, 2018, compared to $311,938 for the nine months ended September 30, 2017, an increase of $90,443 or 28.9%. The increase is the result of increased operations.

In 2016 the company advanced a supplier money to secure a purchase. It was thought that $183,219 was not going to be refunded so the Company wrote it off. During Q2 of 2017 that money was returned to the Company resulting in a credit to our bad debt expense provision for the nine months ended September 30, 2017.

Net Income (Loss)

Net loss for the nine months ended September 30, 2018, was $524,860, compared to $3,707 for the nine months ended September 30, 2017. The increase in net loss resulting in a net loss is due to the increased operations and the added expense associated with it; as well as the refund of money that was previously written off as uncollectable and was returned during the nine months ended September 30, 2017.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we used cash of $321,603 in operating activities, used $2,802 in investing activities and had net cash of $164,279 provided by financing activities.

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

Plan of Operation and Funding

We do not currently engage in enough business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

  (i) Filing of Exchange Act reports, and

  (ii) Costs relating to developing our business plan

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our controlling shareholder and or other means of financing that may be available to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 8, 2018

