Form 10-K
period 2018-12-31
CAT9 Group Inc.
filed 2019-04-01
CIK 1632275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

86 023 62984671

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s common stock is not currently quoted on any market. The issuer therefore cannot estimate the aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer. As of April 1, 2019 there were 102,166,400 shares of $0.0001 par value common stock issued and outstanding.

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

PART I

Item 1.   Description of Business.

(a)   Overview

The terms "we", "Company" and "CAT9" refer to CAT9 Group Inc. , a Delaware corporation, formerly known as ANDES 4 Inc. ("ANDES 4"), its wholly-owned subsidiary, CAT9 Holdings Ltd, a company organized under the laws of the Cayman Islands, ("CAT9 Cayman"); CAT9 Cayman's wholly-owned subsidiary, CAT9 Investment China Limited, a company organized under the laws of Hong Kong ("CAT9 HK"); and its wholly-owned subsidiary, Chongqing CAT9 Industrial Company Ltd.(“Chongqing CAT9 or “CQC9”), a company organized under the laws of the People's Republic of China.

(b)  Business of Issuer

On December 27, 2016, CAT9 closed a share exchange transaction pursuant to which CAT9 became the 100% parent of CAT9 Cayman, assumed the operations of CAT9 Cayman and its subsidiaries, including CAT9 Investment China, and Chongqing CAT9 Industrial Company Ltd.

CAT9 Cayman is a holding company incorporated in August 20, 2015, under the laws of the Cayman Islands. CAT9 Investment China Limited was incorporated in September 10, 2015, under the laws of Hong Kong. CAT9 Investment China is a window for the group to handle the business operations outside of China.

Chongqing CAT9 Industrial Company Ltd., (“Chongqing CAT9 or “CQC9”),fkaChongqing Field Industrial Company Ltd. is located in Chongqing Province, PRC (People’s Republic of China) and was incorporated under the laws of the PRC on June 26, 2014, and operates through strategic alliance and distribution rights agreements in the PRC, the Company prior to early 2017 was previously engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer truncatum trees and harvesting of Acer truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales.

In early 2017, management suspended its food and machinery sales business in favor of capitalizing on the growing Acer truncatum industry within China and decided that it would to direct efforts towards its Acer truncatum plantation operations during 2017.

As of the date of this Current Report on Form 10-K, the Company employs a staff of 38 people and is located in Chongqing Municipality at Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China 401320.

Products and Market

Chongqing CAT9 operates Acer truncatum plantations and operations in China. Acer truncatum is a maple tree known as the “Shangtung maple” which is native to China that contains an extract from its leaves and seeds called Nervonic acid, or bunge seed oil. The tree itself typically grows 20-25 feet tall, blooms in the month of April, and is primarily a full sun to part shade tree. It is the principal extract of the Acer truncatum plant which Acer truncatum oil is derived. Nervonic acid is a rich omega-9 fatty acid that is known to be beneficial to memory related brain health, anti-aging, blood lipid regulation, and anti-fatigue symptoms. There are a few alternate sources where nervonic acid can be derived, however at much less yield than from an Acer truncatum plant.

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

Source: Herb Nutritionals

Acer truncatum farm #1 Yunnan Province, China

6

Acer truncatum Tree

Factory floor Acer truncatum finished product ready to ship

 Factory floor bottle and assembly line

Suppliers represented by CAT9
Chengdu Hongqi Oil Co., Ltd	Rapeseed oil
HezeZonghooJianyuan Biotech Co., Ltd.	Acer truncatumoil,and sandwich gel candy
Shandong LaiyangJinyong Plant Oil Co., Ltd	Acer Truncatum oil

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

Our Products

Our finished product gift box (Acer truncatum seed oil)

Our finished product Acer truncatum (capsules)

Our finished product gift box ( 3LAcer truncatum seed blending oil)

Our finished product gift box (5L Acer truncatum seed blending oil)

Our finished product gift box (5L Rapeseedoil)

Risks Related to Our Business and Industry

We are a relatively new entrant in the Acer truncatum industry. In early 2017, our management believed that economic opportunities for the Company were favorable in the Acer truncatum industry and has established a presence with the signing of several plantation agreements. There is considerable risk in the Acer truncatum industry and there can be no assurance that we will be successful in our endeavor to lease additional land, or purchase and harvest additional Acer truncatum trees. There is also no assurances that if we are unsuccessful in our Acer truncatum business that we can pivot our company and re-engage our food distribution and farm equipment sales business.

Acer truncatum is claimed to have nutritional and health benefits but we cannot assure you that all or any of the claims made by others are accurate.

Acer truncatum’s health benefits are claimed by studies and users of its extracted oil. These users generally use Acer truncatum products due to word of mouth or other advertising by manufacturers of the product. Additionally, there are little to no restrictions or health regulations on Acer truncatum in China at this time. The Chinese Food and Drug Administration or State Food and Drug Administration (SFDA) of China has not opined on Acer truncatum at this time. While there are some resources that claim through abstract writings that there are health benefits that support brain health by way of high levels of nervonic acid found in Acer truncatum oil, the Company cannot make any assurances that these claims are in any way completely accurate. Claims have been made by various sources that Nervonic acid can repair damaged brain nerve pathways and promote the regeneration of nerve cells, used to treat schizophrenia, psychosis, peroxisomal disorders, diabetes, alcoholism and other conditions.

Management has not commissioned any third party reports to support any basis to these claims; however, it is management’s personal belief that the nature of these claims made by independent studies is credible.

We are subject to natural disasters.

Acer truncatum trees are generally strong and adaptable but can be damaged by harsh weather, diseases and crop pests. If our crops are damaged by natural disasters such as floods, drought, storms, or other farming risks, our business may suffer and our investors may lose their entire investment. Additionally, there are no known serious insect or disease problems that afflict Acer truncatum trees.

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

During the course of our fiscal year 2018, we have added several employees with public company experience from Fortune 500 and multinational foreign firms in areas of financial management and administration, however, China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected for a United States public company. Despite our record as a fully-reporting company on Edgar since February 6, 2015, if we cannot continue to maintain such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

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

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

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

Our PRC subsidiaries, CQC9, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;
17

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

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

 A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to market and sell advertising time and produce television programs. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

•	Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Risks Related to Our Capital Structure

Our common stock has only recently become trading on the Over-the-Counter market, however, at the this Form 10-K, there is a limited trading market for our common stock, and there can be no assurances made of an established, robust public trading market, which if we were unable to accomplish, may adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is quoted for trading under the trading symbol CATN on the Over-the-Counter market, and is DTC eligible.

The market price and trading volume of shares of our common stock may be volatile.

When and if a more robust market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

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

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

•	difficulties in assimilating the operations and employees of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	additional expense associated with understanding and development of acquired business;

•	maintenance and implementation of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

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

Properties

Our principal executive offices are located at: Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China 401320.

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

As of the date of this Current Report on Form 10-K, the Company employs a staff of 38 people and is located in Chongqing Municipality at Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China 401320.

Products and Market

Chongqing CAT9 operates Acer truncatum plantations and operations in China. Acer truncatum is a maple tree known as the “Shangtung maple” which is native to China that contains an extract from its leaves and seeds called Nervonic acid, or bunge seed oil. The tree itself typically grows 20-25 feet tall, blooms in the month of April, and is primarily a full sun to part shade tree. It is the principal extract of the Acer truncatum plant which Acer truncatum oil is derived. Nervonic acid is a rich omega-9 fatty acid that is known to be beneficial to memory related brain health, anti-aging, blood lipid regulation, and anti-fatigue symptoms. There are a few alternate sources where nervonic acid can be derived, however at much less yield than from an Acer truncatum plant.

As of early 2017, management directed efforts towards the Acer truncatum industry in China. Acer truncatum is a plant that produces an extract from its leaves and seeds called Nervonic acid, or bunge seed oil.  It is the principal extract of the Acer truncatum plant which Acer truncatum oil is derived. Nervonic acid is a rich omega-9 fatty acid that is known to be beneficial to memory related brain health, anti-aging, blood lipid regulation, and anti-fatigue symptoms. There are a few alternate sources where nervonic acid can be derived, however at much less yield than from an Acer truncatum plant.

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

Suppliers represented by CAT9
Chengdu Hongqi Oil Co., Ltd	Rapeseed oil
HezeZonghooJianyuan Biotech Co., Ltd.	Acer truncatumoil,and sandwich gel candy
Shandong LaiyangJinyong Plant Oil Co., Ltd	Acer Truncatum oil

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

We have applied for a trademark in China and are considering patents; however, we have yet to be granted a trademark on our application.

We have filed for trademark application in China and are considering filing patents as well, however as of the date on this filing on Form 10-K, we have not yet been approved for our trademark.

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

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

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

We have no plans of paying dividends on our Common Stock.

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

Control by Management.

The officers and directors of the Company currently own 98% of all the issued and outstanding capital stock of the Company. Consequently, these individual shave the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Risks Related to Our Capital Structure

Our trading symbol is CATN, however, at the this Form 10-K, there is a limited trading market for our common stock, and there can be no assurances made of an established, robust public trading market, which if we were unable to accomplish, may adversely affect the ability of our investors to sell their securities in the public market.

We completed our offering on our Form S-1, which became effective by the SEC on June 18, 2018 (Post Effective Amendment). We sold 1,166,400 shares of our common stock at a price of $0.08 cents per share. Our shares are currently quoted by market makers under the trading symbol CATN, on the Over-the-Counter Pink Sheet trading venue.

The market price and trading volume of shares of our common stock may be volatile.

If and when a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Description of Property.

Our principal executive offices are located at: Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China 401320.

We maintain two office locations. Our Chongqing representative office at Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China 401320, Our Chengdu office at Floor 20, Unit 1, Building 3, Dading Century Square, Wuhou District, Chengdu with 400 square meters.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share, as amended (the “Common Stock”). Our Common Stock is quoted as CATN on the Over-the-Counter Pink Sheet venue. As of December 31, 2018 there were 43 shareholders of record and as of the date of this filing, April 1, 2019, there are 43 holders of record of the Common Stock.

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

On November 13, 2018, Wenfa “Simon” Sun, our President, Chief Executive Officer and Chairman issued 20,000,000 (twenty million) shares of his common stock as a gift to Guofu Industry Development Limited, an entity controlled by Quilin She, a shareholder of the company. The Subscription Agreement was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer or ‘gift recipient” is a registered Hong Kong corporation and represented it was an “accredited investor,” and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations for the Year Ended December 31, 2018, compared to the Year Ended December 31, 2017

Sales Revenue

Sales revenue for the year ended December 31, 2018, was $462,422, compared to $333,390 of or the year ended December 31, 2017, an increase of $129,032 or 38.7%. The Company recognized its first revenue in the fourth quarter of 2015 and has seen a steady increase.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2018, was $253,418, compared to $146,468 for the year ended December 31, 2017, an increase of $106,950 or 73%. Cost of goods sold has increased in conjunction with revenue.

Operating Expenses

Professional fees were $61,060 for the year ended December 31, 2018, compared to $39,242 for the year ended December 31, 2017, an increase of $21,778, or 55.5%. Professional fees consist mostly of legal and audit expense. The increase is the result of increased audit expense.

Consulting expense was $112,186 for the year ended December 31, 2018, compared to $53,540 for the year ended December 31, 2017, an increase of $58,646 or 109.5% Consulting expense has increase due to increased activity.

Selling, general and administrative expense was $750,808 for the year ended December 31, 2018, compared to $475,110 for the year ended December 31, 2017, an increase of $275,698 or 58%. The increase is primarily due to increased wages for new employees and additional development and activities.

For the year ended December 31, 2016, we recorded a loss on impairment of $181,003. The loss was due to the cancellation of the purchase of equipment for which a deposit had been paid and will not be refunded. However, the deposit was recovered in 2017, and is shown in the statement of operations along with other recovered amounts as a credit of $185,525.

Net Income (Loss)

Net loss for the year ended December 31, 2018, was $715,894, compared to $192,937 for the year ended December 31, 2017.

Liquidity and Capital Resources

During the year ended December 31, 2018, we used cash of $796,194 in operating activities and $1,963 in investing activities. Financing activities provided cash of $749,410.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2018, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2018

Name	Age	Position
Wenfa "Simon" Sun	43	President, Chief Executive Officer, and Chairman of the Board of Directors

MeiHong "Sanya" Qian	51	Chief Financial Officer and Secretary

Liu Shanhu	45	Independent Director

Wenfa “Simon” Sun, Age 43, President, Chief Executive Officer, Chairman of the Board of Directors

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

MeiHong “Sanya” Qian, Age 51, Chief Financial Officer, Secretary

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

Liu Shanhu, Age 45, Independent Director

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

Item 11.   Executive Compensation.

Employment Agreements

We have employment agreements with the following persons and terms:

The Company entered into employment agreements with Wenfa “Simon” Sun, its President, Chief Executive Officer, and Chairman and MeiHong “Sanya” Qian, its Chief Financial Officer and Secretary on July 1, 2017. The agreement calls for Mr. Sun to earn 12,000 RMB per month and Ms. Qian earning 10,000 RMB upon the Company having a minimum of 2 million in RMB in retained earnings on its consolidated balance sheet. The Company rescinded its previous employment agreements with the same parties on December 31, 2016. Those employment agreements were filed on Form 8-K on December 27, 2016. During the course of 2018, the Company had not met the minimum to make payment on the agreements.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wenfa "Simon" Sun, President, CEO, Chairman	12/31/18	-	-	-	-	-	-	-	-
MeiHong "Sanya" Qian, CFO, Secretary	12/31/18	-	-	-	-	-	-	-	-

Director Compensation

No director was compensated earned during the fiscal year ended December 31, 2018 by members of our board of directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Form 10-K, there were 102,166,400 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this Report, (i) each of our executive officers and directors; and (ii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.  The address of all individuals for whom an address is not otherwise indicated is Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China 401320.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Wenfa “Simon” Sun, President, Chief Executive Officer, and Chairman of the Board of Directors(2)	70,000,000	69%
Meihong “Sanya” Qian, Chief Financial Officer, and Secretary	10,000,000	10%
Lu Shanhu	0	0%
All Directors and Officers as a Group (3 persons)	80,000,000	79%
Guofu Industry Development	20,000,000	20%
Tech Associates Inc. (2)	1,000,000	1%

(1)	The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 102,166,400 shares of common stock outstanding as of April 12019.
(2)	Tech Associates, Inc. 460 Brannan Street, Suite 78064, San Francisco, CA 94107

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

YichienYeh CPA ("YY") is the Company’s independent registered public accounting firm. Set below are aggregate fees professional services rendered for the year ended December 31, 2018.

Audit Fees

The fees for the audit and review services billed and to be billed by YY for the year ended December 31, 2018 amounted to $23,000.

Audit Related Fees

None

Tax Fees

There were no fees billed by YY for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2018.

All Other Fees

There were no fees billed by YY for other products and services for the fiscal year ended December 31, 2018.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement dated December 27, 2016, by and among the Registrant, CAT9 Cayman Holdings,; CAT9 Investment China Limited, and Chongqing Field Industrial Company Ltd.		8-K		2.1	12/27/16
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	Bylaws		10		3.2	02/06/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	09/01/15
3.4	Certificate of Approval, Agreement of Merger		8-K		3.4	12/27/16
10.1	Wenfa "Simon" Sun Employment Agreement		8-K		10.1	12/27/16
10.2	MeiHong "Sanya" Qian Employment Agreement		8-K		10.2	12/27/16
10.3	Agreement with Yunnan Province, Acreage Terms		8-K		10.3	05/02/17
10.4	Agreement with Yunnan Province, RMB Amount		8-K		10.4	05/02/17
21.1	List of Subsidiaries	X
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAT9 Group Inc.

Dated: April 1, 2019

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

Name	Title	Date

By: /s/ Wenfa "Simon" Sun Name: Wenfa "Simon" Sun	President, Chief Executive Officer, and Chairman of the Board of Directors	April 1, 2019

CAT9 GROUP, INC.

FINANCIAL STATEMENTS

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CAT9 Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CAT9 Group Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAT9 Group Inc. as of December 31, 2018, and the results of operations and cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Yichien Yeh, CPA

We have served as the Company’s auditor since 2018.

Oakland Gardens, New York
March 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of CAT9 Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CAT9 Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and the related statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

De Leon & Company, P.A. We have served as the Company’s auditor since 2016. Pembroke Pines, Florida
March 26, 2018

CAT9 GROUP, INC. Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$119,792	$168,539
Accounts receivable, net	10,129	13,910
Prepaid expenses	13,285	—
Inventories	141,531	2,606
Other receivables, related party	1,682	20,224
Advances to suppliers	78,403	63,698
Other current assets	45,971	16,928
Total current assets	410,793	285,905
Property & equipment, net	42,181	52,178

Total assets	$452,974	$338,083

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$151,840	$57,594
Customer deposits	14,092	50,310
Loan payable	87,230	76,844
Loan payable, related parties	466,121
Other payables	15,575	—
Other payables, related party	330,518	150,927
Total current liabilities	1,065,376	335,675

Total liabilities	1,065,376	335,675

Shareholders' Equity (Deficit):
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 and 101,000,000 shares issued and outstanding, respectively	10,217	10,100
Additional paid-in capital	497,573	404,378
Accumulated deficit	(1,118,259)	(402,365)
Accumulated other comprehensive loss	(1,933)	(9,705)
Total Stockholders’ Equity (Deficit)	(612,402)	2,408
Total liabilities and stockholders’ equity	$452,974	$338,083

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss
	For the Years Ended December 31,
	2018	2017
Revenue	$462,422	$333,390
Cost of revenue	253,418	146,468
Gross Margin	209,004	186,922

Operating expenses:
Impairment loss (recovery)	-	(185,525)
Professional Fees	61,020	39,242
Consulting	112,186	53,540
Selling, general and administrative	750,808	475,110
Total operating expenses	924,014	382,367
Loss from operations	(715,010)	(195,445)

Other income (expenses):
Interest income	1,066	2,508
Interest expense	(757)	-
Other expenses	(1,193)	-
Total other income (expenses)	(884)	2,508

Loss from operations before income taxes	(715,894)	(192,937)

Provision for income taxes	-	-
Net loss	$(715,894)	$(192,937)

Other comprehensive income(loss):

Foreign currency translation adjustment	7,772	(12,733)
Comprehensive loss	$(708,122)	$(205,670)
Basic and diluted net loss per common share	$(0.01)	$(0.00)
Basic and diluted weighted average common shares	102,166,400	72,260,274

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statements of Stockholders’ Equity (Deficit) For the Year Ended December 31, 2018 and 2017
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2016	20,000,000	$2,000	$381,918	$(209,428)	$3,028	$177,518
Common stock issued for cash	81,000,000	8,100	—	—	—	8,100
Contributed capital	—	—	22,460	—	—	22,460
Foreign currency translation adjustment	—	—	—	—	(12,733)	(12,733)
Net loss for the year ended December 31, 2017	—	—	—	(192,937)	—	(192,937)
Balance, December 31, 2017	101,000,000	10,100	404,378	(402,365)	(9,705)	2,408
Common stock issued for cash	1,166,400	117	93,195	—	—	93,312
Foreign currency translation adjustment	—	—	—	—	7,772	7,772
Net loss for the year ended December 31, 2018	—	—	—	(715,894)	—	(715,894)
Balance, December 31, 2018	102,166,400	$10,217	$497,573	$(1,118,259)	$(1,933)	$(612,402)

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(715,894)	$(192,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency translation adjustment	7,772	(12,733)
Bad debt expense	3,906
Depreciation expense	11,960	2,840
Changes in operating assets and liabilities:
Accounts Receivable	(125)	(13,910)
Prepaid expenses	(13,285)	—
Other receivables, related party	18,542	(17,487)
Inventories	(138,925)	(2,606)
Advances to suppliers	(14,705)	117,304
Other current assets	(29,043)	(16,928)
Accounts payable and accrued liabilities	94,246	57,594
Customer deposits	(36,218)	23,075
Other payables	15,575	—
Net cash used in operating activities	(796,194)	(55,788)

Cash flows from investing activities:
Purchase of equipment	(1,963)	(54,169)
Net cash used in investing activities	(1,963)	(54,169)

Cash flows from financing activities:
Contributed capital	—	22,460
Funds received on stock issuance	93,312	8,100
Proceeds from loan payable	476,507	76,844
Loans from related parties	179,591	96,765
Repayment of related party loans	—	(3,906)
Net cash provided by financing activities	749,410	200,263

Net change in cash	(48,747)	90,306

Cash, beginning of year	168,539	78,233

Cash, end of year	$119,792	$168,539

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2018

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

CAT9 Group Inc., (the “Company”) formerly known as ANDES 4 Inc. ("ANDES 4"), was incorporated under the laws of the State of Delaware on January 26, 2015. On December 27, 2016, the Company and its wholly-owned subsidiary, CAT9 Holdings Ltd, a company organized under the laws of the Cayman Islands, ("CAT9 Cayman"); CAT9 Cayman's wholly-owned subsidiary, CAT9 Investment China Limited, a company organized under the laws of Hong Kong ("CAT9 HK"); and its wholly-owned subsidiary, Chongqing CAT9 Industry Company Ltd, a company organized under the laws of the People's Republic of China closed a share exchange transaction pursuant to which CAT9 became the 100% parent of CAT9 Cayman, assumed the operations of CAT9 Cayman and its subsidiaries, including CAT9 Investment China, and Chongqing CAT9 Industrial Company Ltd.

CAT9 Cayman is a holding company incorporated in August 20, 2015, under the laws of the Cayman Islands. CAT9 Investment China Limited was incorporated in September 10, 2015, under the laws of Hong Kong. CAT9 Investment China is a window for the group to handle the business operations outside of China.

Chongqing CAT9 Industrial Company Ltd. is located in Chongqing, PRC and was incorporated under the laws of the PRC on June 26, 2014. Chongqing Field Industrial Company Ltd. operates through strategic alliance and distribution rights agreements in the PRC, the Company is engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer Truncatum trees and harvesting of Acer Truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales.

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

Translation Adjustment

For the years ended December 31, 2018 and 2017, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended December 31, 2018 and 2017 is included net income and foreign currency translation adjustments.

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

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. As of December 31, 2018, and 2017, accounts receivable are net of allowances of $3,750 and $0, respectively.

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. Inventories consist of raw materials and finished goods. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. For the years ended December 31, 2018 and 2017, there were no such allowances.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation and impairment losses. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Computer and office equipment	3-5 years
Vehicles	4 years

Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred. Gains or losses on dispositions of property and equipment are included in operating income (loss).

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2018 and 2017, the Company did not recognize any impairments for its property and equipment.

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

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2018 and 2017.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2018 and 2017.

Recently issued accounting pronouncements

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606.

 On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 –ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,	December 31,
	2018	2017
Accounts receivable	$13,879	$13,910
Less: allowance for doubtful accounts	(3,750)	—

Accounts receivable, net	$10,129	$13,910

During the years ended December 31, 2018 and 2017, the Company recorded a provision of $3,906 and $0, respectively.

NOTE 4 –INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2018	2017
Raw materials and parts	$26,849	$—
Finished goods	114,682	2,606
Total	141,531	2,606
Less: allowance for inventory reserve	—	—
Inventory, net	$141,531	$2,606

NOTE 5 – LOAN PAYABLE

On June 16, 2018, the Company entered a loan agreement with an individual in the amount of $72,692 (RMB $500,000).The maturity date is June 15, 2019. The loan is unsecured, non-interest bearing.

On July 10, 2018, the Company entered a loan agreement with an individual in the amount of $14,538 (RMB $100,000). The maturity date is July 9, 2019. The loan is unsecured and bears 10% annual interest rate.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2018, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $726,922 (RMB 5,000,000) credit line.The maturity date is December 31, 2018. The loan is unsecured, non-interest bearing. As of December 31, 2018, the balance of the loan is $466,121 and unused credit line is $260,801.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2018, and 2017, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of December 31, 2018, and 2017, the Company owed the aforementioned related parties $330,518 and $150,927, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2018, and no shares of preferred stock had been issued.

Common Stock

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

NOTE 8 – INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and no activities in The United States. These are complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”), as from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Net deferred tax assets consist of the following components as of December 31:

	12/31/2018	12/31/2017
Unused tax loss brought forward	$(402,365)	$(209,428)
Loss for the year	(715,894)	(192,937)
Expenses not deductible for tax		—
Total net operating loss carry forwards	$(1,118,259)	$(402,365)
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$279,565	$100,600
Less: valuation allowances	(279,565)	(100,600)

Deferred income tax benefit, net of valuation allowance	$—	$—

The Company has not recognized a deferred tax asset in respect of PRC tax loss in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  Accordingly, a 100% valuation allowance has been made.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2018 and 2017, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2018, and 2017, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2018 and 2017.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at December 31:

F-14

	2018	2017
Accumulated other comprehensive income, beginning of period	$(9,705)	$3,028
Change in cumulative translation adjustment	7,772	(12,733)
Accumulated other comprehensive income, end of period	$(1,933)	$(9,705)

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

