Form 10-Q
period 2019-03-31
CAT9 Group Inc.
filed 2019-05-20
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2019, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash	$97,383	$119,792
Accounts receivable, net	55,254	10,129
Prepaid expenses	6,114	13,285
Inventories	139,816	141,531
Other receivables, related party	2,986	1,682
Advances to suppliers	42,677	78,403
Other current assets	45,052	45,971
Total current assets	389,282	410,793
Property & equipment, net	40,500	42,181

Total assets	$429,782	$452,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$83,883	$151,840
Customer deposits	123,557	14,092
Loan payable	74,500	87,230
Loan payable, related party	527,693	466,121
Other payables	27,811	15,575
Other payables, related party	377,553	330,518
Total current liabilities	1,214,997	1,065,376

Total liabilities	1,214,997	1,065,376

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 and 102,166,400 shares issued and outstanding, respectively	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(1,276,441)	(1,118,259)
Accumulated other comprehensive loss	(16,564)	(1,933)
Total Stockholders’ Deficit	(785,215)	(612,402)
Total liabilities and stockholders’ deficit	$429,782	$452,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended March 31,
	2019	2018
Revenue	$333,251	$20,109
Cost of revenue	186,413	9,695
Gross margin	146,838	10,414

Operating expenses:
Professional fees	19,555	40,433
Consulting	34,590	17,310
Selling, general and administrative	250,189	190,426
Total operating expenses	304,334	248,169
Loss from operations	(157,496)	(237,755)

Other income (expense):
Other income	602	2,327
Interest expense	(539)	(49)
Other expenses	(749)	—
Total other (expense) income	(686)	2,278

Loss before income taxes	(158,182)	(235,477)

Provision for income taxes
Net Loss	$(158,182)	$(235,477)

Other comprehensive loss:

Foreign currency translation adjustment	(14,631)	(3,413)
Comprehensive loss	(172,813)	(238,890)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	101,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Equity (Deficit) For the Three Months Ended March 31, 2019 and 2018 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2017	101,000,000	10,100	404,378	(402,365)	(9,705)	2,408
Foreign currency translation adjustment	—	—	—	—	(3,413)	(3,413)
Net loss for the three months ended March 31, 2018	—	—	—	(235,477)	—	(235,477)
Balance, March 31, 2018	101,000,000	$10,100	$404,378	$(637,842)	$(13,118)	$(236,482)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2018	102,166,400	10,217	497,573	(1,118,259)	(1,933)	(612,402)
Foreign currency translation adjustment	—	—	—	—	(14,631)	(14,631)
Net loss for the three months ended March 31, 2019	—	—	—	(158,182)	—	(158,182)
Balance, March 31, 2019	102,166,400	$10,217	$497,573	$(1,276,441)	$(16,564)	$(785,215)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net Loss	$(158,182)	$(235,477)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign currency translation adjustment	(14,631)	(3,413)
Bad debt expense	327	-
Depreciation expense	3,313	3,287
Changes in operating assets and liabilities:
Accounts receivable	(45,452)	(2,723)
Prepaid expenses	7,171	-
Inventories	1,715	(26,746)
Other assets, related party	(1,304)	(15,514)
Advances to suppliers	35,726	29,065
Other current assets	919	16,928
Accounts payable and accrued liabilities	(67,957)	6,539
Customer deposit	109,465	7,876
Other payables	12,236	57,167
Net cash used in operating activities	(116,654)	(163,011)

Cash flows from investing activities:
Purchase of equipment	(579)	(3,984)
Net cash used in investing activities	(579)	(3,984)

Cash flows from financing activities:
Proceeds from loan payable	48,842	-
Loans from related parties	47,035	-
Net cash provided by financing activities	95,877	-

Net change in cash	(21,356)	(166,995)

Effects of currency translation	(1,053)	2,834
Cash, beginning of period	119,792	168,539

Cash, end of period	$97,383	$4,378

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$942	$-
Cash paid for taxes	$-	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
8

CAT9 GROUP, INC. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

CAT9 Group Inc., (the “Company”), was incorporated under the laws of the State of Delaware on January 26, 2015. On December 27, 2016, the Company and its wholly-owned subsidiary, CAT9 Holdings Ltd, a company organized under the laws of the Cayman Islands, ("CAT9 Cayman"); CAT9 Cayman's wholly-owned subsidiary, CAT9 Investment China Limited, a company organized under the laws of Hong Kong ("CAT9 HK"); and its wholly-owned subsidiary, Chongqing CAT9 Industry Company Ltd, a company organized under the laws of the People's Republic of China closed a share exchange transaction pursuant to which CAT9 became the 100% parent of CAT9 Cayman, assumed the operations of CAT9 Cayman and its subsidiaries, including CAT9 Investment China, and Chongqing CAT9 Industrial Company Ltd.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CAT9 Group Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements of CAT9 Group Inc. in our Form 10-K.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2019, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Translation Adjustment

For the three months ended March 31, 219 and for the year ended December 31, 2018, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

NOTE 3 –INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials and parts	$46,457	$26,849
Finished goods	93,359	114,682
Total	139,816	141,531
Less: allowance for inventory reserve	—	—
Inventory, net	$139,816	$141,531

NOTE 4 – LOAN PAYABLE

On June 16, 2018, the Company entered a loan agreement with an individual in the amount of $74,500 (RMB $500,000). The maturity date is June 15, 2019. The loan is unsecured, non-interest bearing.

On July 10, 2018, the Company entered a loan agreement with an individual in the amount of $14,538 (RMB $100,000). The maturity date is July 9, 2019. The loan is unsecured and bears 10% annual interest rate. The loan was paid off in January 2019.

NOTE 5 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2018, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $745,006 (RMB 5,000,000) credit line. The maturity date is December 31, 2018. The loan is unsecured, non-interest bearing. As of March 31, 2019, the balance of the loan is $527,693 and unused credit line is $217,313.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2019 and December 31, 2018, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of March 31, 2019 and December 31, 2018, the Company owed the aforementioned related parties $377,553 and $330,518, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2019, and no shares of preferred stock had been issued.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows:

	March 31, 2019	December 31, 2018
Accumulated other comprehensive income, beginning of period	$(1,933)	$(9,705)
Change in cumulative translation adjustment	(14,631)	7,772
Accumulated other comprehensive income, end of period	$(16,564)	$(1,933)

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Sales Revenue

Sales revenue for the three months ended March 31, 2019, was $333,251, compared to $20,109 for the three months ended March 31, 2018, an increase of $313,142. The Company recognized its first revenue in the fourth quarter of 2015 and has seen a steady increase since.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2019, was $186,413, compared to $9,695 for the three months ended March 31, 2018, an increase of $176,718. Cost of goods sold has increased in conjunction with revenue.

Operating Expenses

Professional fees were $19,555 for the three months ended March 31, 2019, compared to $40,433 for the three months ended March 31, 2018, a decrease of $20,878, or 51.6%. Professional fees consist mostly of legal and audit expense. The decrease is the result of decreased legal expense.

Consulting expense was $34,590 for the three months ended March 31, 2019, compared to $17,310 for the three months ended March 31, 2018, an increase of $17,280 or 99.8% Consulting expense has increase due to increased activity.

Selling, general and administrative expense was $250,189 for the three months ended March 31, 2019, compared to $190,426 for the three months ended March 31, 2018, an increase of $59,763 or 31.3%. The increase is primarily due to increased wages for new employees and additional development and activities.

Total other expense for the three months ended March 31, 2019 was $686, compared to total other income of $2,278 for the three months ended March 31, 2018.

Net Loss

Net loss for the three months ended March 31, 2019, was $158,152, compared to $235,477 for the three months ended March 31, 2018. The decrease in net loss is attributed to increase revenue and an overall decrease in the loss from operations.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we used cash of $116,654 in operating activities compared to $163,011 used in operating activities in the prior period.

During the three months ended March 31, 2019, we used $579 for investing activities compared to $3,984 used in the prior period.

During the three months ended March 31, 2019, and had net cash of $95,877 provided by financing activities compared to $0 used in the prior period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On May 14, 2019, our Chief Financial Officer and Secretary, Meihong “Sanya” Qian resigned from her positions with our Company. Her resignation was due to personal issues and there were no disagreements between her and the Company. On that same day, we appointed Suyun Cao, as our new Chief Financial Officer and Secretary.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement dated December 27, 2016, by and among the Registrant, CAT9 Cayman Holdings,; CAT9 Investment China Limited, and Chongqing Field Industrial Company Ltd.		8-K		2.1	12/27/16
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	Bylaws		10		3.2	02/06/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	09/01/15
3.4	Certificate of Approval, Agreement of Merger		8-K		3.4	12/27/16
10.1	Wenfa "Simon" Sun Employment Agreement		8-K		10.1	12/27/16
10.2	MeiHong "Sanya" Qian Employment Agreement		8-K		10.2	12/27/16
10.3	Agreement with Yunnan Province, Acreage Terms		8-K		10.3	05/02/17
10.4	Agreement with Yunnan Province, RMB Amount		8-K		10.4	05/02/17
21.1	List of Subsidiaries		10-K		21.1	04/01/19
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAT9 Group Inc.

By: /s/ Wenfa “Simon” Sun

Wenfa “Simon” Sun. President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ Suyun Cao

Suyun Cao. Chief Financial Officer, Secretary

Dated: May 20, 2019

