Form 10-Q
period 2019-06-30
CAT9 Group Inc.
filed 2019-08-13
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-222288

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 1702, Building 2, No. 301, Yunan Avenue, Banan District, Chongqing, China	401320
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common	CATN	OTC

Registrant’s telephone number, including area code: 86-028-85594777

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2019, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash	$504,104	$119,792
Accounts receivable, net	10,871	10,129
Prepaid expenses	4,946	13,285
Inventories	366,030	141,531
Other receivables, related party	7,813	1,682
Advances to suppliers	63,062	78,403
Other current assets	47,030	45,971
Total current assets	1,003,856	410,793
Property & equipment, net	36,341	42,181

Total assets	$1,040,197	$452,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$130,311	$151,840
Customer deposits	203,277	14,092
Loan payable	72,827	87,230
Loan payable, related party	559,528	466,121
Other payables	9,221	15,575
Other payables, related party	403,345	330,518
Total current liabilities	1,378,509	1,065,376

Total liabilities	1,378,509	1,065,376

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 and 102,166,400 shares issued and outstanding, respectively	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(831,070)	(1,118,259)
Accumulated other comprehensive loss	(15,032)	(1,933)
Total Stockholders’ Deficit	(338,312)	(612,402)
Total liabilities and stockholders’ deficit	$1,040,197	$452,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,655,995	$8,318	$1,989,246	$28,427
Cost of revenue	557,891	4,490	744,304	14,185
Gross margin	1,098,104	3,828	1,244,942	14,242

Operating expenses:
Professional fees	14,374	16,201	33,929	56,634
Consulting	15,740	24,713	50,330	42,023
Selling, general and administrative	622,891	95,114	873,080	285,540
Total operating expenses	653,005	136,028	957,339	384,197
Income (loss) from operations	445,099	(132,200)	287,603	(369,955)

Other income (expense):
Other income	1,513	346	1,364	2,624
Interest expense	(1,241)	-	(1,780)	-
Total other income (expense)	272	346	(416)	2,624

Income (loss) before income taxes	445,371	(131,854)	287,187	(367,331)

Provision for income taxes	—	—	—	—
Net Income (Loss)	$445,371	$(131,854)	$287,187	$(367,331)

Other comprehensive loss:

Foreign currency translation adjustment	1,532	(4,660)	(13,099)	(8,073)
Comprehensive income (loss)	446,903	(136,514)	274,088	(375,404)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	101,781,873	102,166,400	101,393,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Equity (Deficit) For the Six Months Ended June 30, 2019 and 2018 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2017	101,000,000	$10,100	$404,378	$(402,365)	$(9,705)	$2,408
Foreign currency translation adjustment	—	—	—	—	(3,413)	(3,413)
Net loss	—	—	—	(235,477)	—	(235,477)
Balance, March 31, 2018	101,000,000	10,100	404,378	(637,842)	(13,118)	(236,482)
Common stock issued for cash	1,166,400	117	93,195	—	—	93,312
Contributed capital	—	—	7,679	—	—	7,679
Foreign currency translation adjustment	—	—	—	—	(4,660)	(4,660)
Net loss	—	—	—	(131,854)	—	(131,854)
Balance, June 30, 2018	102,166,400	$10,217	$505,252	$(769,696)	$(17,778)	$(272,005)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2018	102,166,400	$10,217	$497,573	$(1,118,259)	$(1,933)	$(612,402)
Foreign currency translation adjustment	—	—	—	—	(14,631)	(14,631)
Net loss	—	—	—	(158,182)	—	(158,182)
Balance, March 31, 2019	102,166,400	10,217	497,573	(1,276,441)	(16,564)	(785,215)
Foreign currency translation adjustment	—	—	—	—	1,532	1,532
Net income	—	—	—	445,371	—	445,371
Balance, June 30, 2019	102,166,400	$10,217	$497,573	$(831,070)	$(15,032)	$(338,312)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$287,187	$(367,331)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign currency translation adjustment	(13,099)	—
Bad debt expense	(2,653)	—
Depreciation expense	6,559	6,077
Changes in operating assets and liabilities:
Accounts receivable	1,911	2,037
Prepaid expenses	8,339	(21,883)
Inventories	(224,499)	(9,447)
Other assets, related party	(6,131)	(21,535)
Advances to suppliers	15,341	50,690
Other current assets	(1,059)	16,928
Accounts payable and accrued liabilities	(21,529)	2,499
Customer deposit	189,185	—
Other payables	(6,354)	88,423
Net cash provided by (used in) operating activities	233,198	(253,542

Cash flows from investing activities:
Purchase of equipment	(572)	(2,802)
Net cash used in investing activities	(572)	(2,802)

Cash flows from financing activities:
Contributed capital	—	7,679
Sale of common stock	—	93,312
Proceeds from loan payable	79,004	—
Loans from related parties	72,827	—
Net cash provided by financing activities	151,831	100,991

Net change in cash	384,457	(155,353)

Effects of currency translation	(145)	(9,372)
Cash, beginning of period	119,792	168,539

Cash, end of period	$504,104	$3,814

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$930	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2019, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Translation Adjustment

For the six months ended June 30, 219 and for the year ended December 31, 2018, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

NOTE 3 –INVENTORY

Inventory consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials and parts	$66,402	$26,849
Finished goods	299,628	114,682
Total	366,030	141,531
Less: allowance for inventory reserve	—	—
Inventory, net	$366,030	$141,531

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2018, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $728,262 (RMB 5,000,000) credit line. The maturity date is December 31, 2018. The loan is unsecured, non-interest bearing. As of June 30, 2019, the balance of the loan is $559,528 and unused credit line is $168,733.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2019 and December 31, 2018, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of June 30, 2019 and December 31, 2018, the Company owed the aforementioned related parties $403,345 and $330,518, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2019, and no shares of preferred stock had been issued.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows:

	June 30, 2019	December 31, 2018
Accumulated other comprehensive income, beginning of period	$(1,933)	$(9,705)
Change in cumulative translation adjustment	(13,099)	7,772
Accumulated other comprehensive income, end of period	$(15,032)	$(1,933)

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

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Sales Revenue

Sales revenue for the three months ended June 30, 2019, was $1,655,995, compared to $8,318 for the three months ended June 30, 2019, an increase of $1,647,677. During the current quarter the Company increased its sales staff. The new sales agents have been very successful with their sales efforts.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2019, was $557,891, compared to $4,490 for the three months ended June 30, 2018, an increase of $553,401. The increase in cost of goods is directly related to the increase in sales. Specifically, for the cost of 3L blending oil and the Acer Truncatum Gel Candy.

Operating Expenses

Professional fees were $14,374 for the three months ended June 30, 2019, compared to $16,201 for the three months ended June 30, 2018, a decrease of $1,827 or 11.3%. Professional fees consist mostly of legal and audit expense.

Consulting expense was $15,740 for the three months ended June 30, 2019, compared to $24,713, for the three months ended June 30, 2018, a decrease of $8,973 or 36.3%. Consulting expense has decreased due to decreased use of one of the Company’s consultants for which they incurred higher fees in the prior period.

General and administrative expense was $622,891 for the three months ended June 30, 2019, compared to $95,114 for the three months ended June 30, 2018, an increase of $527,777 or 554.9%. The increase is the result of the hiring of additional sales and other support staff as well as other costs associated with the increase in business.

Net Income (Loss)

Net income for the three months ended June 30, 2019, was $445,369, compared to a net loss of $131,854 for the three months ended June 30, 2018. The increase from the net loss to net income is the direct result of the increase in sales.

Six months ended June 30, 2019, compared to the six months ended June 30, 2018

Sales Revenue

Sales revenue for the six months ended June 30, 2019, was $1,989,246, compared to $28,427 for the six months ended June 30, 2018, an increase of $1,960,819. During the current quarter the Company increased its sales staff. The new sales agents have been very successful with their sales efforts.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2019, was $744,304, compared to $14,185 for the six months ended June 30, 2018, an increase of $730,119. The increase in cost of goods is directly related to the increase in sales. Specifically, for the cost of 3L blending oil and the Acer Truncatum Gel Candy.

Operating Expenses

Professional fees were $33,929 for the six months ended June 30, 2019, compared to $56,634 for the six months ended June 30, 2018, a decrease of $22,705 or 40.1%. Professional fees consist mostly of legal and audit expense. The decrease is the result of decreased audit and legal expense.

Consulting expense was $50,330 for the six months ended June 30, 2019, compared to $42,023 for the six months ended June 30, 2018, an increase of $8,307 or 19.8%.

General and administrative expense was $873,080 for the six months ended June 30, 2019, compared to $285,540 for the six months ended June 30, 2018, an increase of $587,540 or 205.8%. The increase is the result of the hiring of additional sales and other support staff as well as other costs associated with the increase in business.

Net Income (Loss)

Net income for the six months ended June 30, 2019, was $287,187, compared to a net loss of $367,331 for the six months ended June 30, 2018. The increase from the net loss to net income is the direct result of the increase in sales.

Liquidity and Capital Resources

During the six months ended June 30, 2019, operating activities provided $233,198 of cash. We used $572 in investing activities and had net cash of $151,831 provided by financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

By: /s/ Suyun Cao

Suyun Cao, Chief Financial Officer, Secretary

Dated: August 13, 2019

