Form 10-Q
period 2019-09-30
CAT9 Group Inc.
filed 2019-11-14
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2019, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash	$546,239	$119,792
Accounts receivable, net	77,884	10,129
Prepaid expenses	33,743	13,285
Inventories	468,333	141,531
Other receivables, related party	63,257	1,682
Advances to suppliers	119,117	78,403
Other current assets	49,961	45,971
Total current assets	1,358,534	410,793
Property & equipment, net	35,827	42,181

Total assets	$1,394,361	$452,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$112,699	$151,840
Customer deposits	268,050	14,092
Loan payable	70,812	87,230
Loan payable, related party	372,691	466,121
Other payables	21,691	15,575
Other payables, related party	415,396	330,518
Total current liabilities	1,261,339	1,065,376

Total liabilities	1,261,339	1,065,376

Shareholders' Equity (Deficit):
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 and 102,166,400 shares issued and outstanding, respectively	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(355,974)	(1,118,259)
Accumulated other comprehensive loss	(18,794)	(1,933)
Total Stockholders’ Equity (Deficit)	133,022	(612,402)
Total liabilities and stockholders’ equity (deficit)	$1,394,361	$452,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$2,208,669	$28,488	$4,197,915	$56,915
Cost of revenue	860,496	11,955	1,604,800	26,140
Gross margin	1,348,173	16,533	2,593,115	30,775

Operating expenses:
Professional fees	4,730	156	38,659	56,790
Consulting	15,090	55,073	65,420	97,096
Selling, general and administrative	843,813	116,841	1,716,893	402,381
Total operating expenses	863,633	172,070	1,820,972	556,267
Income (loss) from operations	484,540	(155,537)	772,143	(525,492)

Other income (expense):
Other income (expense)	(10,186)	(2,392)	(11,373)	(104)
Interest income (expense)	742	400	1,513	736
Total other income (expense)	(9,444)	(1,992)	(9,860)	632

Income (loss) before income taxes	475,096	(157,529)	762,283	(524,860)

Provision for income taxes	—	—	—	—
Net Income (Loss)	$475,096	$(157,529)	$762,283	$(524,860)

Other comprehensive income (loss):

Foreign currency translation adjustment	(3,762)	4,175	(16,861)	(3,898)
Comprehensive income (loss)	471,334	(153,354)	745,422	(528,758)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.01	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	102,166,400	102,166,400	101,260,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Equity (Deficit) For the Nine Months Ended September 30, 2019 and 2018 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	loss	Total
Balance, December 31, 2017	101,000,000	$10,100	$404,378	$(402,365)	$(9,705)	$2,408
Foreign currency translation adjustment	—	—	—	—	(3,413)	(3,413)
Net loss	—	—	—	(235,477)	—	(235,477)
Balance, March 31, 2018	101,000,000	10,100	404,378	(637,842)	(13,118)	(236,482)
Common stock issued for cash	1,166,400	117	93,195	—	—	93,312
Contributed capital	—	—	7,679	—	—	7,679
Foreign currency translation adjustment	—	—	—	—	(4,660)	(4,660)
Net loss	—	—	—	(131,854)	—	(131,854)
Balance, June 30, 2018	102,166,400	10,217	505,252	(769,696)	(17,778)	(272,005)
Foreign currency translation adjustment	—	—	—	—	4,175	4,175
Net loss	—	—	—	(157,529)	—	(157,529)
Balance, September 30, 2018	102,166,400	$10,217	$505,252	$(927,225)	$(13,603)	$(425,359)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	loss	Total
Balance, December 31, 2018	102,166,400	$10,217	$497,573	$(1,118,259)	$(1,933)	$(612,402)
Foreign currency translation adjustment	—	—	—	—	(14,631)	(14,631)
Net loss	—	—	—	(158,182)	—	(158,182)
Balance, March 31, 2019	102,166,400	10,217	497,573	(1,276,441)	(16,564)	(785,215)
Foreign currency translation adjustment	—	—	—	—	1,532	1,532
Net income	—	—	—	445,371	—	445,371
Balance, June 30, 2019	102,166,400	10,217	497,573	(831,070)	(15,032)	(338,312)
Foreign currency translation adjustment	—	—	—	—	(3,762)	(3,762)
Net income	—	—	—	475,096	—	475,096
Balance, September 30, 2019	102,166,400	$10,217	$497,573	$(355,974)	$(18,794)	$133,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$762,283	$(524,860)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign currency translation adjustment	(16,859)	—
Bad debt expense	218	—
Depreciation expense	10,019	8,742
Loss on disposal of property and equipment	8,129
Changes in operating assets and liabilities:
Accounts receivable	(67,973)	(4,877)
Prepaid expenses	(20,458)	—
Inventories	(326,802)	(25,334)
Other assets, related party	(61,575)	16,446
Advances to suppliers	(40,714)	20,638
Other current assets	(3,990)	(102,971)
Accounts payable and accrued liabilities	(39,141)	59,775
Customer deposit	253,958	99,422
Other payables	6,116	131,416
Net cash provided by (used in) operating activities	463,211	(321,603)

Cash flows from investing activities:
Purchase of equipment	(12,732)	(2,802)
Net cash used in investing activities	(12,732)	(2,802)

Cash flows from financing activities:
Contributed capital	—	7,679
Sale of common stock	—	93,312
Net payments - loans payable	(109,848)	—
Loans from related parties	84,878	64,587
Repayment of related party loans	—	(1,299)
Net cash (used in) provided by financing activities	(24,970)	164,279

Net change in cash	425,509	(160,126)

Effects of currency translation	938	(3,898)
Cash, beginning of period	119,792	168,539

Cash, end of period	$546,239	$4,515

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$930	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAT9 Group Inc. & Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2019, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Translation Adjustment

For the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

NOTE 3 –INVENTORY

Inventory consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials and parts	$100,972	$26,849
Finished goods	367,361	114,682
Total	468,333	141,531
Less: allowance for inventory reserve	—	—
Inventory, net	$468,333	$141,531

NOTE 4 – LOAN PAYABLE

On June 16, 2018, the Company entered a loan agreement with an individual in the amount of $72,500 (RMB $500,000). The maturity date is June 16, 2020. The loan is unsecured, non-interest bearing.

On July 10, 2018, the Company entered a loan agreement with an individual in the amount of $14,538 (RMB $100,000). The maturity date is July 9, 2019. The loan is unsecured and bears 10% annual interest rate. The loan was paid off in January 2019.

NOTE 5 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2018, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $708,124 (RMB 5,000,000) credit line. The maturity date is December 31, 2019. The loan is unsecured, non-interest bearing. As of September 30, 2019, the balance of the loan is $372,691 and unused credit line is $335,433.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2019 and December 31, 2018, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of September 30, 2019 and December 31, 2018, the Company owed the aforementioned related parties $415,396 and $330,518, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2019, and no shares of preferred stock had been issued.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows:

	September 30, 2019	December 31, 2018
Accumulated other comprehensive income, beginning of period	$(1,933)	$(9,705)
Change in cumulative translation adjustment	(16,859)	7,772
Accumulated other comprehensive income, end of period	$(18,792)	$(1,933)

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

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Sales Revenue

Sales revenue for the three months ended September 30, 2019, was $2,208,669, compared to $28,488 for the three months ended September 30, 2018, an increase of $2,180,181. During the current year the Company increased its sales staff. The new sales agents have been very successful with their sales efforts.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2019, was $860,496, compared to $11,955 for the three months ended September 30, 2018, an increase of $848,541. The increase in cost of goods is directly related to the increase in sales. Specifically, for the cost of 3L blending oil and the Acer Truncatum Gel Candy.

Operating Expenses

Professional fees were $4,730 for the three months ended September 30, 2019, compared to $156 for the three months ended September 30, 2018, an increase of $4,574. Professional fees consist mostly of legal and audit expense.

Consulting expense was $15,090 for the three months ended September 30, 2019, compared to $55,073 for the three months ended September 30, 2018, a decrease of $39,983 or 73%. Consulting expense has decreased due to decreased use of one of the Company’s consultants for which they incurred higher fees in the prior period.

General and administrative expense was $843,813 for the three months ended September 30, 2019, compared to $116,841 for the three months ended September 30, 2018, an increase of $726,973 or 622%. The increase is the result of the overall increase operations including salaries and wages and marketing expense.

Net Income (Loss)

Net income for the three months ended September 30, 2019, was $475,096, compared to a net loss of $157,529 for the three months ended September 30, 2018. The increase from the net loss to net income is the direct result of the increase in sales.

Nine months ended September 30, 2019, compared to the nine months ended September 30, 2018

Sales Revenue

Sales revenue for the nine months ended September 30, 2019, was $4,197,915 compared to $56,915 for the nine months ended September 30, 2018, an increase of $4,141,000. During the current year the Company increased its sales staff. The new sales agents have been very successful with their sales efforts.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2019, was $1,604,800 compared to $26,140 for the nine months ended September 30, 2018, an increase of $1,578,660. The increase in cost of goods is directly related to the increase in sales. Specifically, for the cost of 3L blending oil and the Acer Truncatum Gel Candy.

Operating Expenses

Professional fees were $38,659 for the nine months ended September 30, 2019, compared to $56,790 for the nine months ended September 30, 2018, a decrease of $18,131 or 32%. Professional fees consist mostly of legal and audit expense. The decrease is the result of decreased audit and legal expense.

Consulting expense was $65,420 for the nine months ended September 30, 2019, compared to $97,096 for the nine months ended September 30, 2018, a decrease of $31,676 or 33%. Consulting expense has decreased due to decreased use of one of the Company’s consultants for which they incurred higher fees in the prior period.

General and administrative expense was $1,716,893 for the nine months ended September 30, 2019 compared to $402,381 for the nine months ended September 30, 2018, an increase of $1,314,512 or 327%. The increase is the result of the overall increase in operations including salary and wages and marketing expense.

Net Income (Loss)

Net income for the nine months ended September 30, 2019, was $762,283 compared to a net loss of $524,860 for the nine months ended September 30, 2018. The increase from the net loss to net income is the direct result of the increase in sales.

Liquidity and Capital Resources

During the nine months ended September 30, 2019, we used cash of $463,211 in operating activities, used $12,732 in investing activities and used net cash of $24,970 in financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

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

Dated: November 14, 2019

