Form 10-K
period 2019-12-31
CAT9 Group Inc.
filed 2020-04-27
CIK 1632275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYEE IDENTIFICATION NO.)

Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu,

Sichuan Province, China 610000

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 86 028 85594777

(ISSUER TELEPHONE NUMBER)

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

Yes [ ] No [X]

The issuer’s common stock is quoted on the Over-the-Counter market under the trading symbol “CATN”. The aggregate market value of the issuer’s voting and non-voting common equity held as of June 28, 2019, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer was $122,599,680. As of April 27, 2020 there were 102,166,400 shares of $0.0001 par value common stock issued and outstanding.

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

Chongqing CAT9 Industrial Company Ltd., (“Chongqing CAT9 or “CQC9”),fka Chongqing Field Industrial Company Ltd. is registered in Chongqing Province, PRC (People’s Republic of China)and was incorporated under the laws of the PRC on June 26, 2014, and operates through strategic alliance and distribution rights agreements in the PRC, the Company prior to early 2017 was previously engaged in the marketing and sales of (1) fresh fruits, vegetables meats (including primarily organic and non-organic from both domestically grown and imported (2) Acquisition of land for the planting of Acer truncatum trees and harvesting of Acer truncatum seeds to produce edible oil, (3) providing Hi-Tech cooperative farm management services in the PRC and overseas and (4) farm machinery sales.

In early 2017, management suspended its food and machinery sales business in favor of capitalizing on the growing Acer truncatum industry within China and decided that it would to direct efforts towards its Acer truncatum plantation operations during 2017.

As of the date of this Current Report on Form 10-K, the Company employs a staff of 30 people and is located in Chengdu at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000.

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

Source: Herb Nutritionals

Acer truncatum farm #1 Yunnan Province, China

6

Acer truncatum Tree

Factory floor Acer truncatum finished product ready to ship

Factory floor bottle and assembly line

Suppliers represented by CAT9

Shandong Run’an Biotech Co., Ltd.	Acer truncatum oil, and sandwich gel candy
Heze Zonghoo Jianyuan Biotech Co., Ltd.	Acer truncatum oil

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

Our Products

Our finished product gift box (Edible Vegetable Blending Oil added with Acer truncatum Seed Oil)

Our finished product gift box (Edible Vegetable Blending Oil added with Acer truncatum Seed oil and Sunflower Seed Oil)

CAT9
元宝枫调和油
+葵花籽油
净含量:5L
九尾猫集团荣誉出品
元宝枫调和油
+葵花籽油
净含量:5L
九尾猫集团荣誉出品

Our finished product gift box (5L Acer truncatum Seed Blending Oil added with Sunflower Seed Oil)

非转基因菜籽油
净含量：5L
TRADITIONAL
EXTRACTION FROM RAPESEED
油菜籽传统压榨
九尾猫集团荣誉出品

Our finished product gift box (5L Rapeseed oil)

Our finished product Acer truncatum (Acer truncatum Seed Oil In Present Box- 100% Acer truncatum Seed Oil)

Our finished product Acer truncatum (Edible Vegetable Blending Oil added with Acer truncatum Seed Oil with Grape Seed Oil)

Our finished product Acer truncatum (Acer truncatum Seed Oil Sandwich Gel Candy)

Our finished product Acer truncatum (Acer truncatum Seed Oil Gel Candy)

12

Our finished product Acer truncatum ( Nervonic Acid Candy)

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

We are dependent on the experience, knowledge, skill and expertise of our President, CEO, Chairman, Wenfa “Simon” Sun. We are also in large part dependent on Suyun Cao, our CFO and Secretary. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Wenfa “Simon” Sun, due to his experience, history and knowledge of the agricultural industry and his overall insight into our business direction. The loss or our failure to retain Mr. Sun, or Mr. Cao, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on any of our officers and have no present plans to obtain this insurance.  See “Management.”

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

Strategy

The long term strategy of the company is to build and complete an industry chain of Acer truncatum seed oil for planting, production, research and developing, and sales by way of being devoted to developing truncatum trees, developing technology of extracting planting nervonic acid, increasing sales of Acer truncatum extract, integrating resources of national Acer truncatum planting base, and building our customer health database.

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

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 10, 2009 that addresses the transfer of shares of Chinese resident companies by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. While, Circular 698 does not apply to shareholders who are individuals, the PRC authority has the discretion to determine whether these enterprise shareholders are treated as a resident enterprise. If such shareholders are recognized as non-resident enterprises, Circular 698 may have been applicable to the Share Exchange due to the transfer of shares of CAT9 Cayman, which Wenfa "Simon" Sun indirectly via HK CAT9, directly holds the equity interests of CQFI the Company by such enterprise shareholders. Circular 698 provides that where a non-resident enterprise investor indirectly transfers the equity of a PRC resident enterprise, if the overseas intermediary holding company being transferred by the non-resident enterprise is established in a country/region where the effective tax rate is less than 12.5% or which does not tax the overseas income of its residents, the non-resident enterprise must submit the required documents to the PRC tax authority in charge of the PRC resident enterprise within 30 days after the equity transfer agreement is concluded. {This clause has been terminated by Bulletin (2013)72} However, there is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. We have not provided any information to the relevant PRC tax authorities regarding the share exchange transaction.

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

Our funds are held in banks that provide insurance limited to 500,000 RMB or $76,000 USD per depositor, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

On May 1, 2015, China introduced the Deposit Insurance Regulations. China began insuring deposits denominated in RMB and foreign currencies with the maximum payout amount per depositor at RMB 500,000 or $76,000 USD. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, and to the extent we hold more than the maximum amount covered, we will not (1) have access to our funds on deposit and (2) our bank insurance coverage will not cover more than RMB 500,000 or $76,000 USD and we will realize a loss. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash and the limited amount being covered by banks will impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we will be unable to continue in business.

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

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign -invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’sapproval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines.

A recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, or the Coronavirus/COVID-19 in the PRC could adversely affect our operations. (see our disclosure under Special Risk Factor due to the Novel Coronavirus (COVID-19) below)

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where all of our sales occur, will have a negative effect on our operations. Such an outbreak will have an impact on our operations as a result of:

·	quarantines or closures of our facilities, which will severely disrupt our operations,
·	the sickness or death of our key officers and employees, and
·	a general slowdown in the Chinese economy.
·	Any of the foregoing events or other unforeseen consequences of public health problems will adversely affect our operations.

Special Risk Factor due to the Novel Coronavirus (COVID-19)

During late 2019, a virus now known as the Novel Coronavirus or “COVID-19” appeared in Wuhan, China. By March 11, 2020, the WHO (World Health Organization) labeled COVID-19 as a pandemic and many countries around the world began closing borders and making efforts to either shelter-in-place or quarantine its population. Our Company and all of our operations are located in China. During the first quarter of 2020, China had placed a mandatory quarantine on certain areas, specifically in Wuhan located in Hubei Province. During this period, the Company’s employees and staff worked from home as advised by the government. The negative effect of COVID-19 on our operations are no longer hypothetical scenarios and during the quarantine period in early 2020, our sales declined as a result.

As of the date of this Form 10-K filing, China has slowly begun to relax some quarantine measures and allowed some businesses to operate again. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures which would disrupt our business operations.

Due to the quarantine order, we had difficulties with coordinating employees and staff for our 2019 annual audit and therefore compelled to file for a special extended 45 day period to file our 2019 annual report on Form 10-K with the U.S Securities and Exchange Commission via Form 8-K on March 23, 2020.

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

Properties

Our principal executive offices are located in Chengdu at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000

Legal Proceedings

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

As of the date of this Current Report on Form 10-K, the Company employs a staff of 30 people and is located in Chengdu in Sichuan Province, China at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000 .

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

Suppliers represented by CAT9

Shandong Run’an BiotechCo., Ltd	Acer truncatum oil, and sandwich gel candy
Heze Zonghoo Jianyuan Biotech Co., Ltd.	Acer truncatum oil

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

We may adopt an equity incentive plan under which we may grant securities to compensate employees and other services providers, which would result in increased share-based compensation expenses and, therefore, reduce net income

We may adopt an equity incentive plan under which we may grant shares or options to qualified employees. Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We have not made any such grants in the past, and accordingly our results of operations have not contained any share-based compensation charges. The additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the shareholders’ ownership interests in our company.

We have no plans of paying dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Special Risk Factor due to the Novel Coronavirus (COVID-19)

During late 2019, a virus now known as the Novel Coronavirus or “COVID-19” appeared in Wuhan, China. By March 11, 2020, the WHO (World Health Organization) labeled COVID-19 as a pandemic and many countries around the world began closing borders and making efforts to either shelter-in-place or quarantine its population. Our Company and all of our operations are located in China. During the first quarter of 2020, China had placed a mandatory quarantine on certain areas, specifically in Wuhan located in Hubei Province. During this period, the Company’s employees and staff worked from home as advised by the government. The negative effect of COVID-19 on our operations are no longer hypothetical scenarios and during the quarantine period in early 2020, our sales declined as a result.

As of the date of this Form 10-K filing,China has slowly begun to relax some quarantine measures and allowed some businesses to operate again. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures which would disrupt our business operations.

Due to the quarantine order, we had difficulties with coordinating employees and staff for our 2019 annual audit and therefore compelled to file for a special extended 45 day period to file our 2019 annual report on Form 10-K with the U.S Securities and Exchange Commission via Form 8-K on March 23, 2020.

Authorization of Preferred Stock

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

Control by Management

The officers and directors of the Company currently own 78% of all the issued and outstanding capital stock of the Company. Consequently, these individual shave the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;
•	Removal of any directors;
•	Amendment of the Company’s certificate of incorporation or bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Description of Property

Our office is located in Chengdu at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000, with 400 square meters.

We maintain a non-physical registered address in Chongqing, China for CQC9

Item 3.   Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Mine Safety Disclosures

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.0001 per share, as amended (the “Common Stock”). Our Common Stock is quoted as CATN on the Over-the-Counter Pink Sheet venue. As of December 31, 2019 there were 43 shareholders of record and as of the date of this filing, April 27, 2020, there are 43 holders of record of the Common Stock.

Our shares have been trading since February 2019. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Quarter ended March 31, 2019	$1.01	$0.10

Quarter ended June 30, 2019	$1.75	$0.69

Quarter ended September 30, 2019	$1.56	$1.20

Quarter ended December 31, 2019	$2.98	$1.56

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the Year Ended December 31, 2019, compared to the Year Ended December 31, 2018

Sales Revenue

Sales revenue for the year ended December 31, 2019, was $5,592,820, compared to $462,422 for the year ended December 31, 2019, an increase of $5,130,398 or 1109.5%. During 2019, the Company increased its sales staff. Our sales agents have been very successful with their sales efforts due to the expansion of their sales channels during 2019.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2019, was $2,271,707, compared to $253,418 for the year ended December 31, 2018, an increase of $2,018,289 or 796.4%. The increase in cost of goods is directly related to the increase in sales. Specifically, for the cost of 3L blending oil and the Acer truncatum Gel Candy.

Operating Expenses

Professional fees were $88,610 for the year ended December 31, 2019, compared to $61,020 for the year ended December 31, 2018, an increase of $27,590, or 45.2%. Professional fees consist mostly of legal and audit expense. The decrease is the result of increased audit and legal expense.

Consulting expense was $172,758 for the year ended December 31, 2019, compared to $112,186 for the year ended December 31, 2018, an increase of $60,572 or 54%. Consulting expense has increased due to decreased use of consulting for business management and intellectual property.

Selling, general and administrative expense was $2,792,629 for the year ended December 31, 2019, compared to $750,808 for the year ended December 31, 2018, an increase of $2,041,821 or 271.9%. The increase is the result of the overall increase operations including salaries and wages, rent, freight and marketing expense.

Net Income (Loss)

Net income for the year ended December 31, 2019, was $292,507, compared to a net loss $715,894for the year ended December 31, 2018. The increase from the net loss to net income is the direct result of the increase in sales.

Liquidity and Capital Resources

During the year ended December 31, 2019, $482,500 was provided by operating activities compared to $796,194 used for operating activities in the prior year.

During the year ended December 31, 2019, we used $17,609 for investing activities for the purchase of property, equipment and software compared to $1,963 in the prior year.

During the year ended December 31, 2019, we repaid $481,543 of related party loans and received $86,289 from other loans for net cash used by financing activities of $395,254. For the year ended December 31, 2018, we received $93,312 from the sale of common stock, $476,507 from loans and $179,591 from loans from related parties, for total cash received of $749,410

Off-Balance Sheet Arrangements

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2019, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2019

Name	Age	Position
Wenfa "Simon" Sun	44	President, Chief Executive Officer, and Chairman of the Board of Directors

Suyun Cao	37	Chief Financial Officer and Secretary

Liu Shanhu	46	Independent Director

Wenfa “Simon” Sun, Age 44, President, Chief Executive Officer, Chairman of the Board of Directors

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

Suyun Cao, Age 37, Chief Financial Officer, Secretary

Mr. Cao, has served the Company’s financial accounting department since June 2018. Prior to joining the Company, Mr. Cao was a director for Chengdu Muzi Scene Decoration Design Co. Ltd and an accounting team manager for PriceWaterhouseCoopers Business Service division in Chengdu, China. He has also been employed as an internal controls and auditor from 2010 to 2012 with Lafarge Shui On Technical Services Co. Ltd. Mr. Cao holds a bachelor’s degree in accounting from Chengdu University of Information Technology.

Liu Shanhu, Age 46, Independent Director

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

Item 11.   Executive Compensation.

Employment Agreements

We have employment agreements with the following persons and terms:

The Company entered into employment agreements with Wenfa “Simon” Sun, its President, Chief Executive Officer, and Chairman on July 1, 2017. The agreement calls for Mr. Sun to earn 12,000 RMB per month upon the Company having a minimum of 2 million in RMB in retained earnings on its consolidated balance sheet. During the course of 2019, the Company had not met the minimum to make payment on the agreements.

We hired Suyun Cao as our Chief Financial Officer and Secretary on May 14, 2019.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compen- sation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wenfa "Simon" Sun, President, CEO, Chairman	12/31/19	—	—	—	—	—	—	—	—
Suyun Cao CFO, Secretary	12/31/19	—	—	—	—	—	—	—	—

Director Compensation

No director was compensated earned during the fiscal year ended December 31, 2019 by members of our board of directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

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

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.  The address of all individuals for whom an address is not otherwise indicated is Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Wenfa “Simon” Sun, President, Chief Executive Officer, and Chairman of the Board of Directors(2)	80,000,000	78%
Suyun Cao, Chief Financial Officer, and Secretary	0	0%
Lu Shanhu	0	0%
All Directors and Officers as a Group (3 persons)	80,000,000	78%
Guofu Industry Development	20,000,000	20%
Tech Associates Inc. (2)	1,000,000	1%
44

(1)	The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 102,166,400 shares of common stock outstanding as of April 27, 2020.
(2)	Tech Associates, Inc. 460 Brannan Street, Suite 78064, San Francisco, CA 94107

Item 13. Certain Relationships and Related Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Yichien Yeh CPA ("YY") is the Company’s independent registered public accounting firm. Set below are aggregate fees professional services rendered for the year ended December 31, 2019.

Audit Fees

The fees for the audit and review services billed and to be billed by YY for the year ended December 31, 2019 amounted to $28,500.

Audit Related Fees

None.

Tax Fees

There were no fees billed by YY for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2019.

All Other Fees

There were no fees billed by YY for other products and services for the fiscal year ended December 31, 2019.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAT9 Group Inc.

Dated: April 27, 2020

By: /s/ Wenfa "Simon" Sun

Name: Wenfa "Simon" Sun

Title: President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ Suyun Cao

Name: Suyun Cao

Title: Chief Financial Officer, Secretary

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Wenfa "Simon" Sun Name: Wenfa "Simon" Sun	President, Chief Executive Officer, and Chairman of the Board of Directors	April 27, 2020

CAT9 GROUP, INC.

FINANCIAL STATEMENTS

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CAT9 Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CAT9 Group Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAT9 Group Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Yichien Yah
YichienYeh, CPA

We have served as the Company’s auditor since 2018.

Oakland Gardens, New York
April 27, 2020

CAT9 GROUP, INC. Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$189,429	$119,792
Accounts receivable, net	426,895	10,129
Prepaid expenses	1,551	13,285
Inventories	235,101	141,531
Other receivables, related party	1,669	1,682
Advances to suppliers	97,210	78,403
Other current assets	34,203	45,971
Total current assets	986,058	410,793
Property & equipment, net	22,188	42,181
Capitalized software costs, net	13,379	—

Total assets	$1,021,625	$452,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$811,242	$151,840
Customer deposits	29,261	14,092
Loan payable	71,808	87,230
Loan payable, related parties	—	466,121
Other payables	22,807	15,575
Other payables, related party	416,807	330,518
Total current liabilities	1,351,925	1,065,376

Total liabilities	1,351,925	1,065,376

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized;none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(825,752)	(1,118,259)
Accumulated other comprehensive loss	(12,338)	(1,933)
Total Stockholders’ Deficit	(330,300)	(612,402)
Total liabilities and stockholders’ deficit	$1,021,625	$452,974

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2019	2018
Revenue	$5,592,820	$462,422
Cost of revenue	2,271,707	253,418
Gross Margin	3,321,113	209,004

Operating expenses:
Professional Fees	88,610	61,020
Consulting	172,758	112,186
Selling, general and administrative	2,792,629	750,808
Total operating expenses	3,053,997	924,014
Income (Loss) from operations	267,116	(715,010)

Other income (expenses):
Other income	39,414	1,066
Interest income (expense)	2,176	(757)
Other expenses	(16,199)	(1,193)
Total other income (expense)	25,391	(884)

Income (Loss) from operations before income taxes	292,507	(715,894)

Provision for income taxes	-	-
Net income (loss)	$292,507	$(715,894)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,405)	7,772
Comprehensive income (loss)	$282,102	$(708,122)
Basic and diluted net income (loss) per common share	$0.003	$(0.007)
Basic and diluted weighted average common shares	102,166,400	102,166,400

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statement of Stockholders’ Equity (Deficit) For the Years Ended December 31, 2019 and 2018
	Common Stock		Additional paid in	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2017	101,000,000	$10,100	$404,378	$(402,365)	$(9,705)	$2,408
Common stock issued for cash	1,166,400	117	93,195	—	—	93,312
Foreign currency translation adjustment	—	—	—	—	7,772	7,772
Net loss	—	—	—	(715,894)	—	(715,894)
Balance, December 31, 2018	102,166,400	10,217	497,573	(1,118,259)	(1,933)	(612,402)
Foreign currency translation adjustment	—	—	—	—	(10,405)	(10,405)
Net income	—	—	—	292,507	—	292,507
Balance, December 31, 2019	102,166,400	$10,217	$497,573	$(825,752)	$(12,338)	$(330,300)

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$292,507	$(715,894)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency translation adjustment	(9,939)	7,772
Bad debt expense	4,245	3,906
Depreciation expense	15,349	11,960
Amortization expense	2,697	—
Loss on disposal of property and equipment	5,711	—
Changes in operating assets and liabilities:
Accounts Receivable	(421,011)	(125)
Prepaid expenses	11,734	(13,285)
Other receivables, related party	13	18,542
Inventories	(93,570)	(138,925)
Advances to suppliers	(18,807)	(14,705)
Other current assets	11,768	(29,043)
Accounts payable and accrued liabilities	659,402	94,246
Customer deposits	15,169	(36,218)
Other payables	7,232	15,575
Net cash provided by (used in) operating activities	482,500	(796,194)

Cash flows from investing activities:
Purchase of equipment	(1,427)	(1,963)
Purchase of software	(16,182)	—
Net cash used in investing activities	(17,609)	(1,963)

Cash flows from financing activities:
Funds received on stock issuance	—	93,312
Proceeds from loan payable	—	476,507
Loans from related parties	86,289	179,591
Repayment of related party loans	(481,543)	—
Net cash (used in) provided by financing activities	(395,254)	749,410

Net change in cash	69,637	(48,747)

Cash, beginning of year	119,792	168,539

Cash, end of year	$189,429	$119,792

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2019

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CAT9 Cayman, and its subsidiaries, including CAT9 Investment China, Chongqing CAT9 Industrial Co., Ltd: Chongqing Yubei Branch Company of Chongqing CAT9 Industrial Co., Ltd; Chengdu First Branch Company of Chongqing CAT9 Industrial Co., Ltd; and Chengdu Second Branch Company of Chongqing CAT9 Industrial Co., Ltd.All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation Adjustment

For the years ended December 31, 2019 and 2018, the accounts of the Chongqing CAT9were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended December 31, 2019 and 2018 is included net income and foreign currency translation adjustments.

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

Revenue recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to our customer. Once a contract is determined to be within the scope of ASC Topic 606, at contract inception we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.

There was no impact on our financial statements as a result of adopting ASC Topic 606 for the year ended December 31, 2019.

Accounts receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis.

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. Inventories consist of raw materials and finished goods. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. For the years ended December 31, 2019 and 2018, there were no such allowances.

Capitalized software costs

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. The capitalized software cost is being amortized using the straight-line method over the useful life of one year. As of December 31, 2019, the Company has $13,379 of capitalized software development costs.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation and impairment losses. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Computer and office equipment	3-5 years
Vehicles	4 years

Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred. Gains or losses on dispositions of property and equipment are included in operating income (loss).

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2019 and 2018, the Company had a loss on disposal of its property and equipment of $5,711 and $0, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2019 and 2018.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2019 and 2018.

Recently issued accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We adopted this standard with no material impact to the consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 –SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2019 and 2018. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2019 and 2018 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the years ended December 31, 2019 and 2018, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of December 31, 2019 and 2018 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the year ended December 31, 2019:

	Amount	%
Shanghai Haan E-Business Co., Ltd.	$1,305,279	23%
Sichuan 2030 Health Management Co., Ltd.	1,508,022	27%
Sichuan Juhuimin E-Busines Co., Ltd	1,543,223	28%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of December 31, 2019:

	Amount	%
Shanghai Haan E-Business Co., Ltd.	$187,348	44%
ZhongjunJilian (Shanghai)Tech Co., Ltd.	84,961	20%
Sichuan Juhuimin E-Busines Co., Ltd	129,249	30%

NOTE 4 –ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2019	2018
Accounts receivable	$434,810	$13,879
Less: allowance for doubtful accounts	(7,915)	(3,750)

Accounts receivable, net	$426,895	$10,129

NOTE 5 –INVENTORIES

Inventories consist of the following:

	December 31,
	2019	2018
Raw materials and parts	$36,710	$26,849
Finished goods	198,391	114,682
Total	235,101	141,531
Less: allowance for inventory reserve		—
Total inventory, net	$235,101	$141,531

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,
	2019	2018
Furniture and Fixtures	$—	$1,782
Equipment	14,134	20,464
Automobile	34,098	34,517
Acer Truncatum saplings	215	218
Total property and equipment	48,447	56,981
Less accumulated depreciation	(26,259)	(14,800)
Property and equipment, net	$22,188	$42,181

Depreciation expense was $15,349 and $11,960 for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 — CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	December 31
	2019	2018
Software	$16,055	$—
Less accumulated amortization	(2,676)	—
Software costs, net	$13,379	$—

Amortization expense was $2,697 and $0 for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – LOAN PAYABLE

On June 16, 2018, the Company entered a loan agreement with an individual in the amount of $72,692 (RMB $500,000). The maturity date is June 15, 2019. The loan is unsecured, non-interest bearing.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2018, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $726,922 (RMB 5,000,000) credit line. The maturity date is December 31, 2018. The loan is unsecured, non-interest bearing. As of December 31, 2019 and 2018, the balance of the loan is $0 and $466,121.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2019, and 2018, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of December 31, 2019, and 2018, the Company owed the aforementioned related parties $416,807 and $330,518, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2019, and no shares of preferred stock had been issued.

Common Stock

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

NOTE 11 – INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and no activities in The United States. These are complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”), as from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Net deferred tax assets consist of the following components as of December 31:

	December 31, 2019	December 31, 2018
Unused tax loss brought forward	$(1,118,259)	$(402,365)
Income (loss) for the year	292,507	(715,894)
Expenses not deductible for tax
Total net operating loss carry forwards	$(852,752)	$(1,118,259)
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$213,188	$279,565
Less: valuation allowances	(213,188)	(279,565)

Deferred income tax benefit, net of valuation allowance	$—	$—

The Company has not recognized a deferred tax asset in respect of PRC tax loss in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  Accordingly, a 100% valuation allowance has been made.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2019 and 2018, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2019, and 2018, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2019 and 2018.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at December 31:

	December 31, 2019	December 31, 2018
Accumulated other comprehensive loss, beginning of period	$(1,933)	$(9,705)
Change in cumulative translation adjustment	(10,405)	7,772
Accumulated other comprehensive loss, end of period	$(12,338)	$(1,933)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

