Form 10-K/A
period 2019-12-31
CAT9 Group Inc.
filed 2020-05-11
CIK 1632275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Explanatory Statement: We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report Form 10-K for the fiscal year ended 2019 ("Amendment No. 1") for the sole purpose of adding a disclosure statement that we relied on the U.S. Securities and Exchange Commission's March 4, 2020 Order, Release No. 34-88318, as modified on March 25, 2020, Release No. 34-88465. Our Annual Report on Form 10-K was originally filed on April 27, 2020. This Amendment No. 1 does not change any other information contained on our original filing.

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

As of the date of this Form 10-K, the Company employs a staff of 30 people and is located in Chengdu at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000.

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

Due to the quarantine order, we had difficulties with coordinating employees and staff for our 2019 annual audit and therefore compelled to file for a special extended 45 day period to file our 2019 annual report on Form 10-K with the U.S Securities and Exchange Commission via Form 8-K on March 23, 2020. We relied on the Order provided by the Commission's March 4, 2020 Order, Release No. 34-88318, as modified on March 25, 2020, Release No. 34-88465.

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

Item 1A. Risk Factors.

Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risk described below and all of the information contained in this Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Form 10-K also contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K.

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

As of the date of this Form 10-K, the Company employs a staff of 30 people and is located in Chengdu in Sichuan Province, China at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000.

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

Due to the quarantine order, we had difficulties with coordinating employees and staff for our 2019 annual audit and therefore compelled to file for a special extended 45 day period to file our 2019 annual report on Form 10-K with the U.S Securities and Exchange Commission via Form 8-K on March 23, 2020. We relied on the Order provided by the Commission's March 4, 2020 Order, Release No. 34-88318, as modified on March 25, 2020, Release No. 34-88465.

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

Dated: May 11, 2020

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

Name	Title	Date

By: /s/ Wenfa "Simon" Sun Name: Wenfa "Simon" Sun	President, Chief Executive Officer, and Chairman of the Board of Directors	May 11, 2020

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

