Form 10-Q
period 2020-03-31
CAT9 Group Inc.
filed 2020-07-09
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 9, 2020, the issuer had 102,166,400 shares of its common stock issued and outstanding.

Reliance on Order for Reporting Relief

The Company has relied on the 45 day relief period provided under the U.S. Securities and Exchange Commission’s (“SEC”) Order (the “Order”) under Section 36 of the Securities Exchange Act of 1934, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, published under Release No. 34-88465, dated March 25, 2020

The Company has relied on the Order with respect to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was due to be filed with the SEC on or before June 30, 2020.

The Company relied on the Order due to the reduction in staff, suspension of in-person operations at certain of the Company’s locations, delays in being able to meet and work with the Company’s auditors due to “shelter in place” restrictions, and other financial and operational concerns associated with or caused by COVID-19.

The Company has included updated risk factors relating to the impact that COVID-19 has had and is continuing to have on the Company and its business.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

CAT9 GROUP, INC. and Subsidiaries Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)

Current assets:
Cash	$171,223	$189,429
Accounts receivable, net	153,816	426,895
Prepaid expenses	—	1,551
Inventories	383,824	235,101
Other receivables, related party	4,467	1,669
Advances to suppliers	436,192	97,210
Other current assets	42,363	34,203
Total current assets	1,191,885	986,058
Property & equipment, net	18,808	22,188
Capitalized software costs, net	9,211	13,379

Total assets	$1,219,904	$1,021,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,119,361	811,242
Customer deposits	30,562	29,261
Loan payable	70,622	71,808
Loan payable, related parties	141,246	—
Other payables	18,367	22,807
Other payables, related party	417,871	416,807
Total current liabilities	1,798,029	1,351,925

Total liabilities	1,798,029	1,351,925

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(1,102,047)	(825,752)
Accumulated other comprehensive loss	16,132	(12,338)
Total Stockholders’ Deficit	(578,125)	(330,300)
Total liabilities and stockholders’ deficit	$1,219,904	1,021,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended March 31,
	2020	2019
Revenue	$1,054,015	$333,251
Cost of revenue	509,592	186,413
Gross margin	544,423	146,838

Operating expenses:
Professional fees	57,790	19,555
Consulting	106,398	34,590
Selling, general and administrative	643,897	250,189
Total operating expenses	808,085	304,334
Loss from operations	(263,662)	(157,496)

Other income (expense):
Other income	324	602
Interest expense	—	(539)
Other expenses	(12,958)	(749)
Total other expense	(12,634)	(686)

Loss before income taxes	(276,295)	(158,182)

Provision for income taxes
Net Loss	$(276,295)	$(158,182)

Other comprehensive loss:

Foreign currency translation adjustment	28,470	(14,631)
Comprehensive loss	(247,825)	(172,813)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	102,166,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Deficit For the Three Months Ended March 31, 2019 and 2020 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2018	102,166,400	$10,217	$497,573	$(1,118,259)	$(1,933)	$(612,402)
Foreign currency translation adjustment	—	—	—	—	(14,631)	(14,631)
Net loss	—	—	—	(158,182)	—	(158,182)
Balance, March 31, 2019	102,166,400	$10,217	$497,573	$(1,276,441)	$(16,564)	$(785,215)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	income	Total
Balance, December 31, 2019	102,166,400	$10,217	$497,573	$(825,752)	$(12,338)	$(330,300)
Foreign currency translation adjustment	—	—	—	—	28,470	28,470
Net loss	—	—	—	(276,295)	—	(276,295)
Balance, March 31, 2020	102,166,400	$10,217	$497,573	$(1,102,047)	$16,132	$(578,125)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 Group Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(276,295)	$(158,182)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign currency translation adjustment	28,470	(14,631)
Bad debt expense	379,087	327
Depreciation and amortizations expense	7,061	3,313
Changes in operating assets and liabilities:
Accounts receivable	(106,008)	(45,452)
Prepaid expenses	1,551	7,171
Inventories	(148,723)	1,715
Other assets, related party	(2,798)	(1,304)
Advances to suppliers	(338,982)	35,726
Other current assets	(8,160)	919
Accounts payable and accrued liabilities	308,119	(67,957)
Customer deposit	1,301	109,465
Other payables	(4,440)	12,236
Net cash used in operating activities	(159,817)	(116,654)

Cash flows from investing activities:
Purchase of equipment	—	(579)
Net cash used in investing activities	—	(579)

Cash flows from financing activities:
Proceeds from loan payable	140,060	48,842
Loans from related parties	1,064	47,035
Net cash provided by financing activities	141,124	95,877

Net change in cash	(18,693)	(21,356)

Effects of currency translation	487	(1,053)
Cash, beginning of period	189,429	119,792

Cash, end of period	$171,223	$97,383

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$942
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Translation Adjustment

For the three months ended March 31, 2020 and 2019, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended March 31, 2020 and 2019 is included net income and foreign currency translation adjustments.

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

NOTE 3 –SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2020 and December 31, 2019. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2020 and December 31, 2019 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the three months ended March 31, 2020 and 2019, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of March 31, 2020 and December 31, 2019 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the year ended March 31, 2020:

	Amount	%
Shanghai Haan E-Business Co., Ltd.	$675,488	64%
Zhongjun Jilian (Shanghai)Tech Co., Ltd.	212,932	20%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of March 31, 2020:

	Amount	%
She Qiulin	$103.823	67%
Sichuan Juhuimin E-Business Co., Ltd.	45,881	30%

NOTE 4 –ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$535,313	$434,810
Less: allowance for doubtful accounts	(381,497)	(7,915)

Accounts receivable, net	$153,816	$426,895

NOTE 5 –INVENTORIES

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials and parts	$58,359	$36,710
Work in process	190,932	—
Finished goods	134,533	198,391
Total	383,824	235,101
Less: allowance for inventory reserve	—	—
Total inventory, net	$383,824	$235,101

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2020	December 31, 2019
Equipment	$13,901	$14,134
Automobile	33,535	34,098
Acer Truncatum saplings	212	215
Total property and equipment	47,648	48,447
Less accumulated depreciation	(28,840)	(26,259)
Property and equipment, net	$18,808	$22,188

Depreciation expense was $3,057 and $3,313 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 — CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	March 31, 2020	December 31, 2019
Software	$15,790	$16,055
Less accumulated amortization	(6,579)	(2,676)
Software costs, net	$9,211	$13,379

Amortization expense was $4,004 and $0 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 – LOAN PAYABLE

On June 16, 2018, the Company entered a loan agreement with an individual in the amount of $70,622 (RMB $500,000). The maturity date is June 15, 2019. The loan is unsecured, non-interest bearing. This loan is currently in default.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2020, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $706,228 (RMB 5,000,000) credit line. The maturity date is December 31, 2020. The loan is unsecured, non-interest bearing. As of March 31, 2020, the balance of the loan is $141,246 and unused credit line is $564,982.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2020 and December 31, 2019, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of March 31, 2020 and December 31, 2019, the Company owed the aforementioned related parties $417,871 and $416,807, respectively.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss included members’ capital were as follows:

	March 31, 2020	December 31, 2019
Accumulated other comprehensive loss, beginning of period	$(12,338)	$(1,933)
Change in cumulative translation adjustment	28,470	(10,405)
Accumulated other comprehensive loss, end of period	$16,132	$(12,338)

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

On April 7, 2020, the Company’s largest distributor of its products which it received 90% of its revenues doing business under the trade names Zhongjun Jilian (Shanghai) Tech Development Co., Ltd., Shanghai Hanan E-business Co., Lt., and Nanjing Hemu E-business Co., Ltd. ceased all operations. Due to this event, the Company has uncollectible accounts receivables in the amount of $466,056 (3,299,613 RMB) which it does not believe is recoverable.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand CAT9 Group, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2019 filed with the Securities Exchange Commission on Form 10-K on April 27, 2020 and Form 10-K/A May 11, 2020 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

We were incorporated in the State of Delaware on January 26, 2015 and on February 6, 2015 as ANDES 4, Inc.; we filed our registration statement on Form 10 to register with the U.S Securities and Exchange Commission (the “SEC”) as a public company. We were organized as a vehicle to explore and acquire a target company or business that sought to find value with perceived advantages of being a publicly held corporation.

On July 31, 2015, the sole officer of ANDES 4, Inc., entered into a Share Purchase Agreement (“SPA”) with Chongqing Field Industrial Company Ltd (“CQFI”) whereby the sole officer then resigned and sold his entire position on August 12, 2015. On May 2, 2016, the Company issued 6,000,000 shares of common stock to its President, CEO and Chairman, Wenfa “Simon” Sun and 4,000,000 shares of common stock to its CFO, Meihong “Sanya” Qian via employment agreements, further, on May 3, 2016, CQFI consented to a redemption of its 10,000,000 shares held in the Company, with the redemption, the control over the Company was transferred to Wenfa “Simon” Sun and Meihong “Sanya” Qian.

On December 27, 2016, the Company entered into a merger agreement (the “Merger”) via CAT9 Group, Inc., CAT9 Holdings, a company organized under the laws of the Cayman Islands, CAT9 Investment China Limited, a company organized under the laws of Hong Kong (“CAT9 HK”) and its wholly-owned subsidiary, Chongqing Field Industrial Company Ltd. (“CQFI”).

On December 26, 2017, the Company filed its Form S-1 with the SEC and became effective on April 4, 2018. The Company was issued the trading symbol “CATN” by Financial Industry Regulatory Authority (“FINRA”) and began trading on the Over-the-Counter market pink venue, owned by OTC Markets Group Inc.

On December 7, 2018, our President, CEO and Chairman, Wenfa “Simon” Sun gifted 20,000,000 shares of his personal common stock in our Company to Guofu Industry Development Ltd in a private transaction fully disclosed on Form 13D. These shares represented approximately 19.6% of the shares in CAT9 Group, Inc.

On August 23, 2019, our President, CEO and Chairman, Wenfa “Simon” Sun acquired 10,000,000 shares of common stock held by our former CFO, Meihong “Sanya” Qian who resigned on May 14, 2019. The acquisition of these common shares was done as a privately negotiated transaction and post-purchase, Wenfa “Simon” Sun held 78.3% of CAT9 Group, Inc.

On April 7, 2020, the Company’s largest distributor of its products which it received 90% of its revenues doing business under the trade names Zhongjun Jilian (Shanghai) Tech Development Co., Ltd., Shanghai Hanan E-business Co., Lt., and Nanjing Hemu E-business Co., Ltd. ceased all operations. Due to this event, the Company has uncollectible accounts receivables in the amount of 3,299,612.55 RMB which it does not believe is recoverable.

The result of this event will likely place a significant limitation on our sales and revenues for the near future as we seek new distributor relationships for our products.

We also continue to face uncertainty operating under the conditions of COVID-19, the novel coronavirus which began in Wuhan, China. During the first quarter of 2020, China placed several areas under mandatory quarantine which during this period our employees and staff worked from home. As China is slowly relaxing its quarantine measures, there has been additional quarantine lockdowns as COVID-19 infections have been found in other parts of the country. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures that would disrupt our business operations.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Sales Revenue

Sales revenue for the three months ended March 31, 2020, was $1,054,015, compared to $333,251 for the three months ended March 31, 2019, an increase of $720,764.During the second quarter of 2019 the Company increased its sales staff. The new sales agents have been very successful with their sales efforts.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2020, was $509,592, compared to $186,413 for the three months ended March 31, 2019, an,increase of 323,179 or 173.4%. The increase in cost of goods is directly related to the increase in sales.

Operating Expenses

Professional fees were $57,790 for the three months ended March 31, 2020, compared to $19,555 for the three months ended March 31, 2019, an increase of $38,235 or 195.5%. Professional fees consist mostly of legal and audit expense.

Consulting expense was $106,398 for the three months ended March 31, 2020, compared to $34,590 for the three months ended March 31, 2019, an increase of $71,808 or 207.6%.Consulting expense has increased due to decreased use of consulting for business management and intellectual property.

Selling, general and administrative expense (“SG&A”) was $643,897 for the three months ended March 31, 2020, compared to $250,189 for the three months ended March 31, 2019, an increase of $393,708 or 157.4%. The increase is the result of the overall increase in operations including salaries and wages, rent, freight and marketing expense.

Net Loss

Net loss for the three months ended March 31, 2020, was $276,295, compared to$158,182 for the three months ended March 31, 2019. The increase in net loss is the result of our increased SG&A expense.

Liquidity and Capital Resources

During the three months ended March 31, 2020, we used $159,817 of cash in operating activities compared to $116,654 used for operating activities in the prior period.

During the three months ended March 31, 2020, we used $0 for investing activities compared to $579 for the purchase of property and equipment in the prior period.

During the three months ended March 31, 2020, we received $141,124 from financing activities compared to $95,877 received in the prior period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement dated December 27, 2016, by and among the Registrant, CAT9 Cayman Holdings,; CAT9 Investment China Limited, and Chongqing Field Industrial Company Ltd.		8-K		2.1	12/27/16
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	Bylaws		10		3.2	02/06/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	09/01/15
3.4	Certificate of Approval, Agreement of Merger		8-K		3.4	12/27/16
10.1	Wenfa "Simon" Sun Employment Agreement		8-K		10.1	12/27/16
10.2	MeiHong "Sanya" Qian Employment Agreement		8-K		10.2	12/27/16
10.3	Agreement with Yunnan Province, Acreage Terms		8-K		10.3	05/02/17
10.4	Agreement with Yunnan Province, RMB Amount		8-K		10.4	05/02/17
21.1	List of Subsidiaries		10-K		21.1	12/27/16
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAT9 Group Inc.

By: /s/ Wenfa “Simon” Sun

Wenfa “Simon” Sun. President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ Suyun Cao

Suyun Cao, Chief Financial Officer, Secretary

Dated: July 9, 2020

