Form 10-Q
period 2020-06-30
CAT9 Group Inc.
filed 2020-08-12
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2020, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAT9 GROUP, INC. and Subsidiaries Consolidated Balance Sheets
	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)

Current assets:
Cash	$2,554	$189,429
Accounts receivable, net	134,311	426,895
Prepaid expenses	1,529	1,551
Inventories	364,717	235,101
Other receivables, related party	3,768	1,669
Advances to suppliers	314,541	97,210
Other current assets	39,893	34,203
Total current assets	861,313	986,058
Property & equipment, net	15,963	22,188
Capitalized software costs, net	5,274	13,379

Total assets	$882,550	$1,021,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$969,364	$811,242
Customer deposits	128,509	29,261
Loan payable	70,770	71,808
Loan payable, related parties	110,077	—
Other payables	20,796	22,807
Other payables, related party	417,562	416,807
Total current liabilities	1,717,078	1,351,925

Total liabilities	1,717,078	1,351,925

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(1,367,615)	(825,752)
Accumulated other comprehensive income (loss)	25,297	(12,338)
Total Stockholders’ Deficit	(834,528)	(330,300)
Total liabilities and stockholders’ deficit	$882,550	$1,021,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$227,423	$1,655,995	$1,281,438	$1,989,246
Cost of revenue	96,866	557,891	606,458	744,304
Gross margin	130,557	1,098,104	674,980	1,244,942

Operating expenses:
Professional fees	13,441	14,374	71,231	33,929
Consulting	10,899	15,740	117,297	50,330
Selling, general and administrative	360,120	622,891	1,004,017	873,080
Total operating expenses	384,460	653,005	1,192,545	957,339
Income (Loss) from operations	(253,903)	445,099	(517,565)	287,603

Other income (expense):
Other income	2,296	1,513	2,620	1,364
Interest expense	(2,181)	(1,241)	(2,181)	(1,780)
Other expenses	(11,780)	—	(24,738)	—
Total other income (expense)	(11,665)	272	(24,299)	(416)

Income (loss) before income taxes	(265,568)	445,371	(541,864)	287,187

Provision for income taxes	—	—	—	—
Net Income (Loss)	$(265,568)	$445,371	$(541,864)	$287,187

Other comprehensive income (loss):

Foreign currency translation adjustment	9,165	1,532	37,635	(13,099)
Comprehensive income (loss)	(256,403)	446,903	(504,229)	274,088
Basic and diluted net income (loss) per share	$(0.00)	$0.00	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and diluted	102,166,400	102,166,400	102,166,400	102,166,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Deficit For the Six Months Ended June 30, 2019 and 2020 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2018	102,166,400	$10,217	$497,573	$(1,118,259)	$(1,933)	$(612,402)
Foreign currency translation adjustment	—	—	—	—	(14,631)	(14,631)
Net loss	—	—	—	(158,182)	—	(158,182)
Balance, March 31, 2019	102,166,400	10,217	497,573	(1,276,441)	(16,564)	(785,215)
Foreign currency translation adjustment	—	—	—	—	1,532	1,532
Net income	—	—	—	445,371	—	445,371
Balance, June 30, 2019	102,166,400	$10,217	$497,573	$(831,070)	$(15,032)	$(338,312)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2019	102,166,400	$10,217	$497,573	$(825,752)	$(12,338)	$(330,300)
Foreign currency translation adjustment	—	—	—	—	28,470	28,470
Net loss	—	—	—	(276,295)	—	(276,295)
Balance, March 31, 2020	102,166,400	10,217	497,573	(1,102,047)	16,132	(578,125)
Foreign currency translation adjustment	—	—	—	—	9,165	9,165
Net loss	—	—	—	(265,568)	—	(265,568)
Balance, June 30, 2020	102,166,400	$10,217	$497,573	$(1,367,615)	$25,297	$(834,528)
The accompanying notes are an integral part of these unaudited consolidated financial statements.
6

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(541,864)	$287,187
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Foreign currency translation adjustment	37,635	(13,099)
Bad debt expense	498,758	(2,653)
Depreciation and amortizations expense	13,880	6,559
Changes in operating assets and liabilities:
Accounts receivable	(206,173)	1,911
Prepaid expenses	22	8,339
Inventories	(129,616)	(224,499)
Other assets, related party	(2,099)	(6,131)
Advances to suppliers	(217,331)	15,341
Other current assets	(5,690)	(1,059)
Accounts payable and accrued liabilities	158,122	(21,529)
Customer deposit	99,248	189,185
Other payables	(2,011)	(6,354)
Net cash provided by (used in) operating activities	(297,119)	233,198

Cash flows from investing activities:
Purchase of equipment	—	(572)
Net cash used in investing activities	—	(572)

Cash flows from financing activities:
Proceeds from loan payable	109,039	79,004
Loans from related parties	755	72,827
Net cash provided by financing activities	109,794	151,831

Net change in cash	(187,325)	384,457

Effects of currency translation	450	(145)
Cash, beginning of period	189,429	119,792

Cash, end of period	$2,554	$504,104

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$930
Cash paid for taxes	$—	$—

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Translation Adjustment

For the three and six months ended June 30, 2020 and 2019, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and six months ended June 30, 2020 and 2019 is included net income and foreign currency translation adjustments.

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

NOTE 3 - SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2020 and December 31, 2019. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2020 and December 31, 2019 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the three and six months ended June 30, 2020 and 2019, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of June 30, 2020 and December 31, 2019 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

On April 7, 2020, the Company’s largest distributor of its products which it received 90% of its revenues doing business under the trade names Zhongjun Jilian (Shanghai) Tech Development Co., Ltd., Shanghai Hanan E-business Co., Lt., and Nanjing Hemu E-business Co., Ltd. ceased all operations. Due to this event, the Company has uncollectible accounts receivables in the amount of $466,954 (3,299,058 RMB) which it does not believe is recoverable.

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three and six months ended June 30, 2020:

Three Months Ended June 30, 2020	Amount	%
Shanghai Haan E-Business Co., Ltd.	$58,637	26%
Zhongjun Jilian (Shanghai)Tech Co., Ltd.	$78,358	34%
Mingtong Chongqing Agricultural Technology Development Co., Ltd	$34,781	15%

Six Months Ended June 30, 2020
Shanghai Haan E-Business Co., Ltd.	$729,008	57%
Zhongjun Jilian (Shanghai)Tech Co., Ltd.	$289,677	23%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of June 30, 2020:

	Amount	%
She Qiulin	$134,311	77%
Sichuan Jiawanjia.Tech Co Ltd.	$27,391	20%

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$638,590	$434,810
Less: allowance for doubtful accounts	(504,279)	(7,915)

Accounts receivable, net	$134,311	$426,895

NOTE 5 - INVENTORIES

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials and parts	$74,041	$36,710
Finished goods	290,676	198,391
Total	364,717	235,101
Less: allowance for inventory reserve	—	—
Total inventory, net	$364,717	$235,101
10

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2020	December 31, 2019
Equipment	$13,930	$14,134
Automobile	33,605	34,098
Acer Truncatum saplings	212	215
Total property and equipment	47,747	48,447
Less accumulated depreciation	(31,784)	(26,259)
Property and equipment, net	$15,963	$22,188

Depreciation expense was $5,932 and $6,559 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7 - CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	June 30, 2020	December 31, 2019
Software	$15,823	$16,055
Less accumulated amortization	(10,549)	(2,676)
Software costs, net	$5,274	$13,379

Amortization expense was $7,948 and $0 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 8 - LOAN PAYABLE

On June 16, 2018, the Company entered a loan agreement with an individual in the amount of $70,771 (RMB $500,000). The maturity date is June 15, 2019. The loan is unsecured, non-interest bearing. This loan is currently in default.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2020, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $706,228 (RMB 5,000,000) credit line. The maturity date is December 31, 2020. The loan is unsecured, non-interest bearing. As of June 30, 2020, the balance of the loan is $110,077 and unused credit line is $597,631.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2020 and December 31, 2019, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of June 30, 2020 and December 31, 2019, the Company owed the aforementioned related parties $417,562 and $416,807, respectively.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included members’ capital were as follows:

	June 30, 2020	December 31, 2019
Accumulated other comprehensive income (loss), beginning of period	$(12,338)	$(1,933)
Change in cumulative translation adjustment	37,635	(10,405)
Accumulated other comprehensive income (loss), end of period	$25,297	$(12,338)

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand CAT9 Group, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the second quarter-ended June 30, 2020. The audited financial statements for our fiscal year ended December 31, 2019 filed with the Securities Exchange Commission on Form 10-K on April 27, 2020 and Form 10-K/A May 11, 2020 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Sales Revenue

Sales revenue for the three months ended June 30, 2020, was $227,423, compared to $1,655,995 for the three months ended June 30, 2019, a decrease of $1,428,572. We have experienced a significant decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2020, was $96,866, compared to $557,891 for the three months ended June 30, 2019, a decrease of $461,025 or 82.6%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $13,441 for the three months ended June 30, 2020, compared to $14,374 for the three months ended June 30, 2019, a decrease of $933 or 6.5%. Professional fees consist mostly of legal and audit expense.

Selling, general and administrative expense (“SG&A”) was $360,120 for the three months ended June 30, 2020, compared to $622,891 for the three months ended June 30, 2019, a decrease of $262,771 or 42.2%. The decrease is the result of the overall decrease in operations including salaries and wages, rent, freight and marketing expense.

Other income/expenses

We had total other expenses for the three months ended June 30, 2020 of $11,665, compared to total other income of $272 for the three months ended June 30, 2019. The increase in other expense is due to an increase in asset impairment loss.

Net Loss

Net loss for the three months ended June 30, 2020, was $265,568, compared to net income of $445,371 for the three months ended June 30, 2019. The change from net income in the prior period to a net loss in the current period is primarily due to our significant decrease in revenue as discussed above.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Sales Revenue

Sales revenue for the six months ended June 30, 2020, was $1,281,438, compared to $1,989,246 for the six months ended June 30, 2019, a decrease of $707,808. We have experienced a significant decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2020, was $606,458, compared to $744,304 for the six months ended June 30, 2019, a decrease of $137,846 or 18.5%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $71,231 for the six months ended June 30, 2020, compared to $33,929 for the six months ended June 30, 2019, an increase of $37,302 or 109.9%. Professional fees consist mostly of legal and audit expense.

SG&A expense was $1,004,017 for the six months ended June 30, 2020, compared to $873,080 for the six months ended June 30, 2019, an increase of $130,937 or 15%. The increase is mainly due to an increase in bad debt expense.

Other income/expenses

We had total other expenses for the six months ended June 30, 2020 of $24,299, compared to $416 for the six months ended June 30, 2019. The increase in other expense is due to an increase in asset impairment loss.

Net Loss

Net loss for the six months ended June 30, 2020, was $541,864, compared to net income of $287,187 for the six months ended June 30, 2019. The change from net income in the prior period to a net loss in the current period is primarily due to our significant decrease in revenue as discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2020, we used $297,119 of cash in operating activities compared to $233,198 provided by operating activities in the prior period.

During the six months ended June 30, 2020, we used $0 for investing activities compared to $572 for the purchase of property and equipment in the prior period.

During the six months ended June 30, 2020, we received $109,794 from financing activities compared to $151,831 received in the prior period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 12, 2020

