Form 10-Q
period 2020-09-30
CAT9 Group Inc.
filed 2020-11-13
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [   ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2020, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAT9 GROUP, INC. and Subsidiaries Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)

Current assets:
Cash	$1,455	$189,429
Accounts receivable, net	15,701	426,895
Prepaid expenses	604	1,551
Inventories	364,813	235,101
Other receivables, related party	2,536	1,669
Advances to suppliers	214,286	97,210
Other current assets	33,015	34,203
Total current assets	632,410	986,058
Property & equipment, net	14,182	22,188
Capitalized software costs, net	579	13,379

Total assets	$647,171	$1,021,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$843,503	$811,242
Customer deposits	62,111	29,261
Loan payable	112,657	71,808
Loan payable, related parties	98,853	—
Other payables	90,505	22,807
Other payables, related party	421,755	416,807
Total current liabilities	1,629,384	1,351,925

Total liabilities	1,629,384	1,351,925

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(1,458,771)	(825,752)
Accumulated other comprehensive income (loss)	(31,232)	(12,338)
Total Stockholders’ Deficit	(982,213)	(330,300)
Total liabilities and stockholders’ deficit	$647,171	$1,021,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$201,874	$2,208,669	$1,483,312	$4,197,915
Cost of revenue	123,331	860,496	729,789	1,604,800
Gross margin	78,543	1,348,173	753,523	2,593,115

Operating expenses:
Professional fees	7,464	4,730	78,695	38,659
Consulting	5,968	15,090	123,265	65,420
Selling, general and administrative	159,170	843,813	1,163,187	1,716,893
Total operating expenses	172,602	863,633	1,365,147	1,820,972
Income (Loss) from operations	(94,059)	484,540	(611,624)	772,143

Other income (expense):
Other income (expense)	577	(10,186)	3,197	(11,373)
Interest income (expense)	(3,082)	742	(5,264)	1,513
Other expenses	5,409	-	(19,329)	-
Total other income (expense)	2,904	(9,444)	(21,396)	(9,860)

Income (loss) before income taxes	(91,155)	475,096	(633,020)	762,283

Provision for income taxes			-	-
Net Income (Loss)	$(91,155)	$475,096	$(633,020)	$762,283

Other comprehensive income (loss):

Foreign currency translation adjustment	(56,529)	(3,762)	(18,894)	(16,861)
Comprehensive income (loss)	(147,684)	471,334	(651,914)	745,422
Basic and diluted net income (loss) per share	$(0.00)	$0.00	$(0.01)	$0.01
Weighted average number of common shares outstanding, basic and diluted	102,166,400	102,166,400	102,166,400	102,166,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Deficit For the Nine Months Ended September 30, 2019 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2018	102,166,400	$10,217	$497,573	$(1,118,259)	$(1,933)	$(612,402)
Foreign currency translation adjustment	—	—	—	—	(14,631)	(14,631)
Net loss	—	—	—	(158,182)	—	(158,182)
Balance, March 31, 2019	102,166,400	10,217	497,573	(1,276,441)	(16,564)	(785,215)
Foreign currency translation adjustment	—	—	—	—	1,532	1,532
Net income	—	—	—	445,371	—	445,371
Balance, June 30, 2019	102,166,400	10,217	497,573	(831,070)	(15,032)	(338,312)
Foreign currency translation adjustment	—	—	—	—	(3,762)	(3,762)
Net income	—	—	—	475,096	—	471,334
Balance, September 30, 2019	102,166,400	$10,217	$497,573	$(355,974)	$(18,794)	$133,022

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Deficit For the Nine Months Ended September 30, 2020 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2019	102,166,400	$10,217	$497,573	$(825,752)	$(12,338)	$(330,300)
Foreign currency translation adjustment	—	—	—	—	28,470	28,470
Net loss	—	—	—	(276,295)	—	(276,295)
Balance, March 31, 2020	102,166,400	10,217	497,573	(1,102,047)	16,132	(578,125)
Foreign currency translation adjustment	—	—	—	—	9,165	9,165
Net loss	—	—	—	(265,568)	—	(265,568)
Balance, June 30, 2020	102,166,400	10,217	497,573	(1,367,615)	25,297	(834,528)
Foreign currency translation adjustment	—	—	—	—	(56,529)	(56,529)
Net loss	—	—	—	(91,156)	—	(91,156)
Balance, September 30, 2020	102,166,400	$10,217	$497,573	$(1,458,771)	$(31,232)	$(982,213)

The accompanying notes are an integral part of these unaudited consolidated financial statements.
7

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(633,020)	$762,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Foreign currency translation adjustment	(18,894)	(16,861)
Bad debt expense	567,416	218
Depreciation and amortizations expense	21,073	10,019
Loss on disposal of property	-	8,129
Changes in operating assets and liabilities:
Accounts receivable	(156,222)	(67,973)
Prepaid expenses	947	(20,458)
Inventories	(129,712)	(326,802)
Other assets, related party	(867)	(61,575)
Advances to suppliers	(117,076)	(40,714)
Other current assets	1,188	(3,990)
Accounts payable and accrued liabilities	32,261	(39,141)
Customer deposit	32,850	253,958
Other payables	67,698	6,116
Net cash provided by (used in) operating activities	(332,358)	463,209

Cash flows from investing activities:
Purchase of equipment	-	(12,732)
Net cash used in investing activities	-	(12,732)

Cash flows from financing activities:
Proceeds from loan payable	139,702	84,878
Payments on loan payable	-	(109,848)
Proceedssfrom related parties	4,948	-
Net cash provided by financing activities	144,650	(24,970)

Net change in cash	(187,708)	425,507

Effects of currency translation	(266)	940
Cash, beginning of period	189,429	119,792

Cash, end of period	$1,455	$546,239

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,313	$930
Cash paid for taxes	$-	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

Translation Adjustment

For the three and nine months ended September 30, 2020 and 2019, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and ninemonths ended September 30, 2020 and 2019 is included net income and foreign currency translation adjustments.

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

NOTE 3 –SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2020 and December 31, 2019. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2020 and December 31, 2019 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the three and nine months ended September 30, 2020 and 2019, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of September 30, 2020 and December 31, 2019 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

On April 7, 2020, the Company’s largest distributor of its products which it received 90% of its revenues doing business under the trade names Zhongjun Jilian (Shanghai) Tech Development Co., Ltd., Shanghai Hanan E-business Co., Lt., and Nanjing Hemu E-business Co., Ltd. ceased all operations. Due to this event, the Company has uncollectible accounts receivables in the amount of $471,573 (3,299,058 RMB) which it does not believe is recoverable.

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three and nine months ended September 30, 2020:

Three Months Ended September 30, 2020	Amount	%
Sichuan JiawanjiaIntelligent Teach Co., Ltd	$27,262	14%

Nine Months Ended September30, 2020
Shanghai Haan E-Business Co., Ltd.	$732,853	49%
ZhongjunJilian (Shanghai)Tech Co., Ltd.	$291,205	20%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of September 30, 2020:

	Amount	%
Sichuan Shuhan Koutian Agriculture Science and Technology Co., Ltd.	2,712	14%

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$608,390	$434,810
Less: allowance for doubtful accounts	(592,689)	(7,915)

Accounts receivable, net	$15,701	$426,895

NOTE 5 – INVENTORIES

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials and parts	$70.030	$36,710
Finished goods	294,783	198,391
Total	364,813	235,101
Less: allowance for inventory reserve	—	—
Total inventory, net	$364,813	$235,101

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2020	December 31, 2019
Equipment	$14,492	$14,134
Automobile	34,964	34,098
Acer Truncatum saplings	221	215
Total property and equipment	49,677	48,447
Less accumulated depreciation	(35,495)	(26,259)
Property and equipment, net	$14,182	$22,188

Depreciation expense was $8,318 and $10,019 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 7 — CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	September 30, 2020	December 31, 2019
Software	$16,463	$16,055
Less accumulated amortization	(15,884)	(2,676)
Software costs, net	$579	$13,379

Amortization expense was $12,755 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 8 – LOAN PAYABLE

The Company entered loan agreement with some individuals in the amount of $112,657 (RMB $765,000). The Company’s vehicle with net value of $11,436 is pledged as security for a loan in the amount of $14,726 (RMB $100,000). Two loans in the amount of $32,398 (RMB $220,000) are past due as of September 30, 2020. The annual interest rates for the loans are from 0% to 30%. For the nine months ended September 30, 2020, the interest expense is $5,313.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2020, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $736,319 (RMB 5,000,000) credit line. The maturity date is December 31, 2020. The loan is unsecured, non-interest bearing. As of September 30, 2020, the balance of the loan is $98,853 and unused credit line is $637,466.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2020 and December 31, 2019, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of September 30, 2020 and December 31, 2019, the Company owed the aforementioned related parties $421,755 and $416,807, respectively.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Balance of related after-tax components comprising accumulated other comprehensive income (loss) included members’ capital were as follows:

	September 30, 2020	December 31, 2019
Accumulated other comprehensive income(loss), beginning of period	$(12,338)	$(1,933)

Change in cumulative translation adjustment	(18,894)	(10,405)
Accumulated other comprehensive income (loss), end of period	$(31,232)	$(12,338)

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand CAT9 Group, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the quarter-ended September 30, 2020. The audited financial statements for our fiscal year ended December 31, 2019 filed with the Securities Exchange Commission on Form 10-K on April 27, 2020 and Form 10-K/A May 11, 2020 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Covid-19 Coronavirus Risk

We also continue to face uncertainty operating under the conditions of COVID-19, (SARS-CoV-2), the novel coronavirus which began in Wuhan, China. During the first quarter of 2020, China placed several areas under mandatory quarantine which during this period our employees and staff worked from home. As China is slowly relaxing its quarantine measures, there has been additional quarantine lockdowns as COVID-19 infections have been found in other parts of the country. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures that would disrupt our business operations.

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Sales Revenue

Sales revenue for the three months ended September 30, 2020, was $201,874, compared to $2,208,669 for the three months ended September 30, 2019, a decrease of $2,006,795 or 90.9%. We have experienced a significant decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2020, was $123,331, compared to $860,496 for the three months ended September 30, 2019, a decrease of $737,165 or 85.7%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $7,464 for the three months ended September 30, 2020, compared to $4,730 for the three months ended September 30, 2019, a decrease of $2,734 or 57.8%. Professional fees consist mostly of legal and audit expense.

Consulting expense was $5,968 for the three months ended September 30, 2020, compared to $15,090 for the three months ended September 30, 2019, a decrease of $9,122 or 60.5%.

Selling, general and administrative expense (“SG&A”) was $56,987 for the three months ended September 30, 2020, compared to $843,813 for the three months ended September 30, 2019 a decrease of $786,826 or 93.3%. The decrease is the result of the overall decrease in operations including salaries and wages, rent, freight and marketing expense.

Other income/expenses

We had total other income for the three months ended September 30, 2020 of $2,904, compared to total other expense of $9,444 for the three months ended September 30, 2019.

Net Loss

Net income for the three months ended September 30, 2020, was $11,028, compared to net income of $475,096 for the three months ended September 30, 2019. The decrease in net income from the prior period is primarily due to our significant decrease in revenue as discussed above.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Sales Revenue

Sales revenue for the nine months ended September 30, 2020, was $1,483,312, compared to $4,197,915 for the nine months ended September 30, 2019, a decrease of $2,714,603 or 64.7%. We have experienced a significant decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2020, was $729,789, compared to $1,604,800 for the nine months ended September 30, 2019, a decrease of $875,011 or 54.5%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $78,695 for the nine months ended September 30, 2020, compared to $38,659 for the nine months ended September 30, 2019, an increase of $40,036 or 103.6%. Professional fees consist mostly of legal and audit expense.

Consulting expense was $123,265 for the nine months ended September 30, 2020, compared to $65,420 for the nine months ended September 30, 2019, an increase of $57,845 or 88.4%.

SG&A expense was $1,061,004 for the nine months ended September 30, 2020, compared to $1,716,893 for the nine months ended September 30, 2019, a decrease of $655,889 or 38.2%.

Other income/expenses

We had total other expenses for the nine months ended September 30, 2020 of $21,396, compared to $9,860 for the nine months ended September 30, 2019. The increase in other expense is due to an increase in asset impairment loss.

Net Loss

Net loss for the nine months ended September 30, 2020, was $530,837, compared to net income of $762,283 for the nine months ended September 30, 2019. The change from net income in the prior period to a net loss in the current period is primarily due to our significant decrease in revenue as discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, we used $332,358 of cash in operating activities compared to $463,209 provided by operating activities in the prior period.

During the nine months ended September 30, 2020, we used $0 for investing activities compared to $12,732 for the purchase of property and equipment in the prior period.

During the nine months ended September 30, 2020, we received $14,650 from financing activities compared to $24,970 used in prior period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2020

