Form 10-K
period 2020-12-31
CAT9 Group Inc.
filed 2021-03-30
CIK 1632275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

1

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

The issuer’s common stock is quoted on the Over-the-Counter market under the trading symbol “CATN”. The aggregate market value of the issuer’s voting and non-voting common equity held as of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, by non-affiliates of the issuer was $122,599,680. As of March 29, 2021 there were 102,166,400 shares of $0.0001 par value common stock issued and outstanding.

2

3

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

CAT9 Cayman is a holding company incorporated on August 20, 2015, under the laws of the Cayman Islands. CAT9 Investment China Limited was incorporated on September 10, 2015, under the laws of Hong Kong. CAT9 Investment China is a window for the group to handle the business operations outside of China.

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

4

In early 2017, management suspended its food and machinery sales business in favor of capitalizing on the growing Acer truncatum industry within China and decided that it would direct efforts towards its Acer truncatum plantation operations during 2017.

As of the date of this Current Report on Form 10-K, the Company employs a staff of 18, including 2 part time positions and is located in Chengdu at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000.

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

5

Nervonic Acid content (mg/100g)
Acer truncatum	580
Brassica Oil Seeds	69-83
Sesame Seeds	35
Macadamia Nuts	18
Tropaeolum Speciosum	10
Lunaria (Money Plant)	8
King Salmon (Chinook)	140
Sockeye Salmon	40

Nervonic Acid has been researched and tested to provide improved brain cell activity and studies have shown it to improve and reduce the risks of Alzheimer’s disease.

Source: Herb Nutritionals

6

Acer truncatum farm #1 Yunnan Province, China

7

Acer truncatum Tree

8

Factory floor Acer truncatum finished product ready to ship

Factory floor bottle and assembly line

Suppliers represented by CAT9

ShandongRun’an Biotech Co., Ltd.	Acer truncatum oil,and sandwich gel candy
HezeZonghooJianyuan Biotech Co., Ltd.	Acer truncatum oil

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

We generally finance our operations through operating profit and borrowings from our directors. As of the date of this Form 10-K Annual Report, we have not experienced any difficulties due to a shortage of capital, we have not experienced any difficulty in raising funds through loans from banks, outside parties and financial institutions, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our loans when they come due. We believe that the level of financial resources is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen our financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities. No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us. However, due to potential ongoing COVID-19 risks in China, we may encounter difficulties in the future if we are required to borrow funds or obtain a loan during such periods. We can make no assurances that if we do require financing that we could do so at favorable rates or at all which may lead to economic losses for our company. (See Special COVID risks within our Risk Factors section).

9

Our Products

Our finished product gift box (Edible Vegetable Blending Oil added with Acer truncatum Seed Oil)

10

Our finished product gift box (5L Rapeseed oil)

Our finished product Acer truncatum (Acer truncatum Seed Oil In Present Box- 100% Acer truncatum Seed Oil)

11

Our finished product Acer truncatum (Edible Vegetable Blending Oil added with Acer truncatum Seed Oil with Grape Seed Oil)

Our finished product Acer truncatum (Acer truncatum Seed Oil Sandwich Gel Candy)

Our finished product Acer truncatum (Acer truncatum Seed Oil Gel Candy)

Our finished product Acer truncatum (Nervonic Acid Candy)

We have been granted multiple trademarks in China and one trademark in the United States.

We have a total of 27 trademarks, 26 of them in China with the National Intellectual Property Administration and 1 in the United States with the United States Patent and Trademark Office. These trademark details range from food, drinks, satellite navigation instruments, mobile phones, edible oils, snacks, honey and cooking oils. We are currently using 6 of the 27 trademarks for our products that we offer.

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

We are subject to natural disasters.

Acer truncatum trees are generally strong and adaptable but can be damaged by harsh weather, diseases and crop pests. If our crops are damaged by natural disasters such as floods, drought, storms, or other farming risks, our business may suffer, and our investors may lose their entire investment. Additionally, there are no known serious insect or disease problems that afflict Acer truncatum trees.

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

We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected for a United States public company. Despite our record as a fully-reporting company on EDGAR, if we cannot continue to maintain such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

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

We are dependent on the experience, knowledge, skill and expertise of our President, CEO, Chairman, Wenfa “Simon” Sun. We are also in large part dependent on Liangqin Yi, our CFO and Secretary. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Our success depends in substantial part upon the services, efforts and abilities of Wenfa “Simon” Sun, due to his experience, history and knowledge of the agricultural industry and his overall insight into our business direction. The loss or our failure to retain Mr. Sun, or Ms. Yi, or to attract and retain additional qualified personnel, could adversely affect our operations.  We do not currently carry key-man life insurance on any of our officers and have no present plans to obtain this insurance.  See “Management.”

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

All our current operations are conducted in China. Moreover, all our directors and officers are nationals and residents of China. All or substantially all the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Special Risk Factor due to the Novel Coronavirus (COVID-19)

During late 2019, a virus known as the Novel Coronavirus or “COVID-19” appeared in Wuhan, China. By March 11, 2020, the WHO (World Health Organization) labeled COVID-19 as a pandemic and China had taken steps to shelter-in-place and quarantine its population. Our Company and all of our operations are located in China. We experienced a downturn in our business due to the mandatory quarantine and our employees and staff worked from home as advised by the government. The negative effect of COVID-19 on our operations are no longer hypothetical scenarios and during the quarantine period in early 2020, our sales declined as a result.

As of the date of this Form 10-K filing, China has slowly begun to relax quarantine measures and allowed businesses to operate again. We cannot make any assurances that COVID-19 or a variant of COVID-19 will not reappear with new infections and to the extent that COVID-19, a variant, we may encounter prolonged operational lockdown measures which would disrupt our business operations.

In addition, if a renewed outbreak of SARS (Severe Acute Respiratory Syndrome), Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where all of our sales occur, will have a negative effect on our operations. Such an outbreak will have an impact on our operations as a result of:

·	quarantines or closures of our facilities, which will severely disrupt our business operations,
·	the sickness or death of our key officers and employees, and
·	a general slowdown in the Chinese economy.
·	Any of the foregoing events or other unforeseen consequences of public health problems will adversely affect our operations.

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

As of the date of this Current Report on Form 10-K, the Company employs a staff of 18 including 2 part time employees located in Chengdu in Sichuan Province, China at Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000.

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

Suppliers represented by CAT9

Shandong Run’an BiotechCo., Ltd	Acer truncatum oil, and sandwich gel candy
Heze Zonghoo Jianyuan Biotech Co.,Ltd.	Acer truncatum oil

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

Special Risk Factor due to the Novel Coronavirus (COVID-19)

During late 2019, a virus known as the Novel Coronavirus or “COVID-19” appeared in Wuhan, China. By March 11, 2020, the WHO (World Health Organization) labeled COVID-19 as a pandemic and China had taken steps to shelter-in-place and quarantine its population. Our Company and all of our operations are located in China. We experienced a downturn in our business due to the mandatory quarantine and our employees and staff worked from home as advised by the government. The negative effect of COVID-19 on our operations are no longer hypothetical scenarios and during the quarantine period in early 2020, our sales declined as a result.

As of the date of this Form 10-K filing, China has slowly begun to relax quarantine measures and allowed businesses to operate again. We cannot make any assurances that COVID-19 or a variant of COVID-19 will not reappear with new infections and to the extent that COVID-19, a variant, we may encounter prolonged operational lockdown measures which would disrupt our business operations.

In addition, if a renewed outbreak of SARS (Severe Acute Respiratory Syndrome), Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where all of our sales occur, will have a negative effect on our operations. Such an outbreak will have an impact on our operations as a result of:

·	quarantines or closures of our facilities, which will severely disrupt our business operations,
·	the sickness or death of our key officers and employees, and
·	a general slowdown in the Chinese economy.
·	Any of the foregoing events or other unforeseen consequences of public health problems will adversely affect our operations.

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

Control by Management

The officers and directors of the Company currently own 77% of all the issued and outstanding capital stock of the Company. Consequently, these individual share the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Risks Related to Our Capital Structure

Our trading symbol is CATN, however, at the this time there is a limited trading market for our common stock, and there can be no assurances made of an established, robust public trading market, which if we were unable to accomplish, may adversely affect the ability of our investors to sell their securities in the public market.

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

We maintain a non-physical registered address in Chongqing, China for CQC9.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.0001 per share, as amended (the “Common Stock”). Our Common Stock is quoted as CATN on the Over-the-Counter Pink Sheet venue. As of the date of this filing, March 29, 2021, there are 46 holders of record of the Common Stock.

Our shares have been trading since February 2019. Trading in our shares is extremely limited in volume. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Quarter ended March 31, 2020	$2.60	$2.50

Quarter ended June 30, 2020	$2.70	$1.00

Quarter ended September 30, 2020	$4.00	$1.00

Quarter ended December 31, 2020	$3.10	$3.10

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations for the Year Ended December 31, 2020, compared to the Year Ended December 31, 2019

Sales Revenue

Sales revenue for the year ended December 31, 2020, was $1,572,261, compared to $5,592,820 for the year ended December 31, 2019, a decrease of $4,020,559 or 71.9%. We have experienced a significant decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2020, was $710,269 compared to $2,271,707 for the year ended December 31, 2019, a decrease of $1,561,438 or 68.7%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $84,327 for the year ended December 31, 2020, compared to $88,610 for the year ended December 31, 2019, a decrease of $4,283, or 4.8%. Professional fees consist mostly of legal and audit expense.

Consulting expense was $130,233 for the year ended December 31, 2020, compared to $172,758 for the year ended December 31, 2019, a decrease of $42,525 or 24.6%. Consulting expense has decreased due to decreased use of consulting for business management and intellectual property.

Selling, general and administrative expense was $1,298,162 for the year ended December 31, 2020, compared to $2,792,629 for the year ended December 31, 2019, a decrease of $1,494,467 or 53.5%. The decrease is the result of the overall decrease in operations including salaries and wages, rent, freight and marketing expense.

Net Income (Loss)

Net loss for the year ended December 31, 2020, was $372,978, compared to net income of $292,507 for the year ended December 31, 2019. The decrease from the net income to net loss is primarily due to our significant decrease in revenue as discussed above.

Liquidity and Capital Resources

During the year ended December 31, 2020, we used $411,636 in operating activities compared to $482,500 provided by operating activities in the prior year.

During the year ended December 31, 2020, we used $6,027 for investing activities for the purchase of property, equipment and software compared to $17,609 in the prior year.

During the year ended December 31, 2020, we received $9,220 of related party loans and received $226,014 from other loans for total cash provided by financing activities of $235,234. During the year ended December 31, 2020, we repaid $481,543 of related party loans and received $86,289 from other loans for net cash used by financing activities of $395,254.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

The following table sets forth certain information regarding our directors and executive officers as of March 29, 2021.

Name	Age	Position
Wenfa "Simon" Sun	45	President, Chief Executive Officer, and Chairman of the Board of Directors

Liangqin Yi	33	Chief Financial Officer and Secretary

Liu Shanhu	47	Independent Director

Wenfa “Simon” Sun, President, Chief Executive Officer, Chairman of the Board of Directors

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

Liangqin Yi, Chief Financial Officer, Secretary

Ms. Yi has served within the Company’s operations and management department since 2015. Prior to joining the Company, Ms. Yi was the general manager for Chongqing Zhongjianlian Fitness Co., Ltd and the founder and general manager of Shanghai Huhu Catering Management Company. Ms. Yi attended the Sichuan International Studies University from 2005 to 2008.

Liu Shanhu, Independent Director

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

(b) Family Relationships

Wenfa “Simon” Sun (President, CEO, Chairman) and Liangqin Yi (CFO, Secretary) are husband and wife.

(c) Involvement in Certain Legal Proceedings

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

We hired Liangqin Yi as our Chief Financial Officer and Secretary on November 17, 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wenfa "Simon" Sun, President, CEO, Chairman	12/31/20	—	—	—	—	—	—	—	—
Liangqin Yi CFO, Secretary	12/31/20	—	—	—	—	—	—	—	—

Director Compensation

No director was compensated earned during the fiscal year ended December 31, 2020 by members of our board of directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Form 10-K, there were 102,166,400 shares of common stock issued and outstanding. The following table sets forth certain information regarding our shares of Common Stock beneficially owned as of the most recent practicable date for (i) each shareholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of Common Stock, (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, each such person has investment and voting power with respect to such shares, subject to community property laws where applicable.  The address of all individuals for whom an address is not otherwise indicated is Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China 610000.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
Wenfa “Simon” Sun, President, Chief Executive Officer, and Chairman of the Board of Directors(2)	79,000,000	77%
Liangqin Yi, Chief Financial Officer, and Secretary	0	0%
Lu Shanhu	0	0%
All Directors and Officers as a Group (3 persons)	79,000,000	77%
Guofu Industry Development	19,813,559	19%

(1)	The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 102,166,400 shares of common stock outstanding as of March 29, 2021.

Item 13. Certain Relationships and Related Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Yichien Yeh CPA ("YY") is the Company’s independent registered public accounting firm. Set below are aggregate fees professional services rendered for the year ended December 31, 2020.

Audit Fees

The fees for the audit and review services billed and to be billed by YY for the year ended December 31, 2020 amounted to $28,500.

Audit Related Fees

None

Tax Fees

There were no fees billed by YY for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2020.

All Other Fees

There were no fees billed by YY for other products and services for the fiscal year ended December 31, 2020.

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

Dated: March 29, 2021

By: /s/ Wenfa "Simon" Sun

Name: Wenfa "Simon" Sun

Title: President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ Liangqin Yi

Name: Liangqin Yi

Title: Chief Financial Officer, Secretary

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Wenfa "Simon" Sun Name: Wenfa "Simon" Sun	President, Chief Executive Officer, and Chairman of the Board of Directors	March 29, 2021

CAT9 GROUP, INC.

FINANCIAL STATEMENTS

December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CAT9 Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CAT9 Group Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the two-year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAT9 Group Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of collectability of accounts receivable

As discussed in Notes 4 to the consolidated financial statements, bad debt expense for the year ended December 31, 2020 was $497,446. For accounts receivables with indicators that the carrying value may not be collectable, the Company evaluates collectability of these accounts receivable by assessing age of the accounts receivables as well as financial condition of related customers. For accounts receivables that are not deemed to be collectible, the Company writes down these accounts receivables.

We identified the Evaluation of collectability of accounts receivable as a critical audit matter. A high degree of auditor judgment was required in analyzing aging report of accounts receivable and inquiring the Company regarding its customers’ financial condition as well as reputation in the market.

The following are the primary procedures we performed to address this critical audit matter.

•	We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s accounts receivable collectability evaluation process.
•	We reviewed 2020 sales amount as well as collection for some customers with significant balance of accounts receivable as of December 31, 2020.
•	We analyzed aging report of accounts receivable on December 31, 2020 and inquired the Company for reason of significant variance in sales for certain customers. In addition, for these customers, we also inquired the Company financial condition and market reputation of these customers.

/s/ Yichien Yeh, CPA
Yichien Yeh, CPA

We have served as the Company’s auditor since 2018.

Oakland Gardens, New York
March 29, 2021

CAT9 GROUP, INC. Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$7,000	$189,429
Accounts receivable, net	12,824	426,895
Prepaid expenses	—	1,551
Inventories	306,973	235,101
Other receivables, related party	1,149	1,669
Advances to suppliers	167,235	97,210
Other current assets	6,165	34,203
Total current assets	501,346	986,058
Property & equipment, net	12,227	22,188
Capitalized software costs, net	4,248	13,379

Total assets	$517,821	$1,021,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$511,011	$$811,242
Customer deposits	1,673	29,261
Loan payable	114,113	71,808
Loan payable, related party	183,709	-
Other payables	1,051	22,807
Other payables, related party	426,027	416,807
Total current liabilities	1,237,584	1,351,925

Total liabilities	1,237,584	1,351,925

Commitments and Contingencies	—	—

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(1,198,730)	(825,752)
Accumulated other comprehensive loss	(28,823)	(12,338)
Total Stockholders’ Deficit	(719,763)	(330,300)
Total liabilities and stockholders’ deficit	$517,821	$1,021,625

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statements of Operations and Comprehensive Income (Loss)
	For the Years Ended December 31,
	2020	2019
Revenue	$1,572,261	$5,592,820
Cost of revenue	710,269	2,271,707
Gross Margin	861,992	3,321,113

Operating expenses:
Professional Fees	84,327	88,610
Consulting	130,233	172,758
Selling, general and administrative	1,298,162	2,792,629
Total operating expenses	1,512,722	3,053,997
(Loss) income from operations	(650,730)	267,116

Other income (expenses):
Other income	324,359	39,414
Interest income (expense)	(8,501)	2,176
Other expenses	(38,106)	(16,199)
Total other income	277,752	25,391

(Loss) income from operations before income taxes	(372,978)	292,507

Provision for income taxes	-	-
Net (loss) income	$(372,978)	$292,507

Other comprehensive (loss) income:
Foreign currency translation adjustment	(16,485)	(10,405)
Comprehensive (loss) income	$(389,463)	$282,102
Basic and diluted net (loss) income per common share	$(0.00)	$0.00
Basic and diluted weighted average common shares	102,166,400	102,166,400

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statement of Stockholders’ Equity (Deficit) For the Years Ended December 31, 2020 and 2019
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2018	102,166,400	$10,217	$497,573	$(1,118,259)	$(1,933)	$(612,402)
Foreign currency translation adjustment	—	—	—	—	(10,405)	(10,405)
Net income	—	—	—	292,507	—	292,507
Balance, December 31, 2019	102,166,400	10,217	497,573	(825,752)	(12,338)	(330,300)
Foreign currency translation adjustment	—	—	—	—	(16,485)	(16,485)
Net income	—	—	—	(372,978)	—	(372,978)
Balance, December 31, 2020	102,166,400	10,217	497,573	(1,198,730)	(28,823)	(719,763)

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC. Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (Loss) Income	$(372,978)	$292,507
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Foreign currency translation adjustment	(17,687)	(9,939)
Bad debt expense	497,446	4,245
Inventory obsolescence	22,347
Depreciation expense	10,817	15,349
Amortization expense	15,505	2,697
Loss on disposal of property and equipment	-	5,711
Changes in operating assets and liabilities:
Accounts Receivable	(83,375)	(421,011)
Prepaid expenses	1,551	11,734
Other receivables, related party	520	13
Inventories	(94,219)	(93,570)
Advances to suppliers	(70,025)	(18,807)
Other current assets	28,038	11,768
Accounts payable and accrued liabilities	(300,231)	659,402
Customer deposits	(27,588)	15,169
Other payables	(21,757)	7,232
Net cash (used in) provided by operating activities	(411,636)	482,500

Cash flows from investing activities:
Purchase of equipment	-	(1,427)
Purchase of software	(6,027)	(16,182)
Net cash used in investing activities	(6,027)	(17,609)

Cash flows from financing activities:
Proceeds from loan payable	226,014	-
Proceeds from related parties	9,220	86,289
Repayment of related party loans	-	(481,543)
Net cash provided by (used in) financing activities	235,234	(395,254)

Net change in cash	(182,429)	69,637

Cash, beginning of year	189,429	119,792

Cash, end of year	$7,000	$189,429

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,553	$930
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAT9 GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND HISTORY

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

CAT9 Cayman is a holding company incorporated on August 20, 2015, under the laws of the Cayman Islands. CAT9 Investment China Limited was incorporated on September 10, 2015, under the laws of Hong Kong. CAT9 Investment China is a window for the group to handle the business operations outside of China.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CAT9 Cayman, and its subsidiaries, including CAT9 Investment China, Chongqing CAT9 Industrial Co., Ltd: Chongqing Yubei Branch Company of Chongqing CAT9 Industrial Co., Ltd; Chengdu First Branch Company of Chongqing CAT9 Industrial Co., Ltd; and Chengdu Second Branch Company of Chongqing CAT9 Industrial Co., Ltd. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation Adjustment

For the years ended December 31, 2020 and 2019, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the years ended December 31, 2020 and 2019 is included net income and foreign currency translation adjustments.

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

Inventories

Inventories are valued at the lower of cost or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. Inventories consist of raw materials and finished goods. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. For the years ended December 31, 2020 and 2019, there were no such allowances.

Capitalized software costs

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers. The capitalized software cost is being amortized using the straight-line method over the useful life of one year. As of December 31, 2020, and 2019, the Company has $4,248 and $13,379, respectively, of capitalized software development costs.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2020 and 2019, the Company had a loss on disposal of its property and equipment of $0 and $5,711, respectively.

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

The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2020 and 2019.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2020 and 2019.

Recently issued accounting pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842).  This new guidance became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2020 the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test and the qualitative assessment for any reporting unit with a zero or negative carrying amount. The ASU also requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The adoption did not have an impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2020 and 2019. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2020 and 2019 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the years ended December 31, 2020 and 2019, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of December 31, 2020 and 2019 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the year ended December 31, 2020:

	Amount	%
Shanghai Haan E-Business Co., Ltd.	$742,733	47%
ZhongjunJilian (Shanghai)Tech Co., Ltd.	$295,131	19%

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the year ended December 31, 2019:

	Amount	%
Shanghai Haan E-Business Co., Ltd.	$1,305,279	23%
Sichuan 2030 Health Management Co., Ltd.	$1,508,022	27%
Sichuan Juhuimin E-Busines Co., Ltd	$1,543,223	28%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of December 31, 2019:

	Amount	%
Shanghai Haan E-Business Co., Ltd.	$187,348	44%
ZhongjunJilian (Shanghai)Tech Co., Ltd.	$84,961	20%
Sichuan Juhuimin E-Busines Co., Ltd	$129,249	30%

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2020	2019
Accounts receivable	$12,824	$434,810
Less: allowance for doubtful accounts	—	(7,915)

Accounts receivable, net	$12,824	$426,895

Bad debt expense was $497,446 and $4,245 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 – INVENTORY

Inventories consist of the following:

	December 31,
	2020	2019
Raw materials and parts	$66,089	$36,710
Finished goods	248,571	198,391
Total
Less: allowance for inventory reserve	(7,687)	—
Total inventory, net	$306,973	$235,101

During the year ended December 31, 2020, the Company accrued provision of $22,347 for obsolete inventory.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,
	2020	2019
Equipment	$15,074	$14,134
Automobile	36,366	34,098
Acer Truncatum saplings	230	215
Total property and equipment	51,670	48,447
Less accumulated depreciation	(39,443)	(26,259)
Property and equipment, net	$12,227	$22,188

Depreciation expense was $10,817 and $15,349 for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	December 31
	2020	2019
Software	$23,496	$16,055
Less accumulated amortization	(19,248)	(2,676)
Software costs, net	$4,248	$13,379

Amortization expense was $15,505 and $2,697 for the years ended December 31, 2020 and 2019, respectively.

NOTE 8 – LOAN PAYABLE

The Company entered into loan agreements with some individuals in the amount of $114,113 (RMB $745,000). The Company’s vehicle with net value of $11,895 is pledged as security for a loan in the amount of $15,317 (RMB $100,000). Two loans in the amount of $30,634 (RMB $200,000) are past due as of September 30, 2020. The annual interest rates for the loans are from 0% to 30%. For the year ended December 31, 2020, the interest expense is $8,553.

NOTE 9 – RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2020, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $765,858 (RMB 5,000,000) credit line. The maturity date is December 31, 2020. The loan is unsecured, non-interest bearing. As of December 31, 2020, the balance of the loan is $183,709 and unused credit line is $582,149.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2020 and 2019, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of December 31, 2020 and 2019, the Company owed the aforementioned related parties $426,027 and $416,807, respectively.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2020, and no shares of preferred stock had been issued.

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

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”), as from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Net deferred tax assets consist of the following components as of December 31:

	December 31, 2020	December 31, 2019
Unused tax loss brought forward	$(852,752)	$(1,118,259)
(Loss) income for the year	(372,978)	292,507
Expenses not deductible for tax
Total net operating loss carry forwards	$(1,225,730)	$(852,752)
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$306,432	$213,188
Less: valuation allowances	(306,432)	(213,188)

Deferred income tax benefit, net of valuation allowance	$—	$—

The Company has not recognized a deferred tax asset in respect of PRC tax loss in these financial statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  Accordingly, a 100% valuation allowance has been made.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2020 and 2019, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2020, and 2019, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2020 and 2019.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included members’ capital were as follows at December 31:

	2020	2019
Accumulated other comprehensive loss, beginning of period	$(12,338)	$(1,933)
Change in cumulative translation adjustment	(16,485)	(10,405)
Accumulated other comprehensive loss, end of period	$(28,823)	$(12,338)

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

