Form 10-Q
period 2021-03-31
CAT9 Group Inc.
filed 2021-05-17
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 17, 2021, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAT9 GROUP, INC. and Subsidiaries Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets:
Cash	$42,066	$7,000
Accounts receivable, net	51,747	12,824
Prepaid expenses	1,648	-
Inventories	259,333	306,973
Other receivables, related party	1,293	1,149
Advances to suppliers	126,428	167,235
Other current assets	7,285	6,165
Total current assets	489,800	501,346
Property & equipment, net	9,668	12,227
Capitalized software costs, net	1,058	4,248

Total assets	$500,526	$517,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$475,833	$511,011
Customer deposits	8,459	1,673
Loan payable	101,484	114,113
Loan payable, related parties	160,369	183,709
Other payables	8,566	1,051
Other payables, related party	425,414	426,027
Total current liabilities	1,180,125	1,237,584

Total liabilities	1,180,125	1,237,584

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(1,171,075)	(1,198,730)
Accumulated other comprehensive loss	(16,314)	(28,823)
Total Stockholders’ Deficit	(679,599)	(719,763)
Total liabilities and stockholders’ deficit	$500,526	$517,821

CAT9 GROUP, INC. and Subsidiaries Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets:
Cash	$42,066	$7,000
Accounts receivable, net	51,747	12,824
Prepaid expenses	1,648	-
Inventories	259,333	306,973
Other receivables, related party	1,293	1,149
Advances to suppliers	126,428	167,235
Other current assets	7,285	6,165
Total current assets	489,800	501,346
Property & equipment, net	9,668	12,227
Capitalized software costs, net	1,058	4,248

Total assets	$500,526	$517,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$475,833	$511,011
Customer deposits	8,459	1,673
Loan payable	101,484	114,113
Loan payable, related parties	160,369	183,709
Other payables	8,566	1,051
Other payables, related party	425,414	426,027
Total current liabilities	1,180,125	1,237,584

Total liabilities	1,180,125	1,237,584

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(1,171,075)	(1,198,730)
Accumulated other comprehensive loss	(16,314)	(28,823)
Total Stockholders’ Deficit	(679,599)	(719,763)
Total liabilities and stockholders’ deficit	$500,526	$517,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended March 31,
	2021	2020
Revenue	$256,190	$1,054,015
Cost of revenue	93,204	509,592
Gross margin	162,986	544,423

Operating expenses:
Professional fees	24,829	57,790
Consulting	7,437	106,398
Selling, general and administrative	103,758	643,897
Total operating expenses	136,024	808,085
Income (loss) from operations	26,962	(263,662)

Other income (expense):
Other income	4,546	324
Interest expense	(2,379)	—
Other expenses	(1,474)	(12,958)
Total other income (expense)	693	(12,634)

Income (loss) before income taxes	27,655	(276,295)

Provision for income taxes	—
Net Income (Loss)	$27,655	$(276,295)

Other comprehensive income (loss):

Foreign currency translation adjustment	12,509	28,470
Comprehensive income (loss)	40,164	(247,825)
Basic and diluted net income (loss) per share	$0.00	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	102,166,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Deficit For the Three Months Ended March 31, 2020 and 2021 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	loss	Total
Balance, December 31, 2019	102,166,400	$10,217	$497,573	$(825,752)	$(12,338)	$(330,300)
Foreign currency translation adjustment	—	—	—	—	28,470	28,470
Net loss	—	—	—	(276,295)	—	(276,295)
Balance, March 31, 2020	102,166,400	$10,217	$497,573	$(1,102,047)	$16,132	$(578,125)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	loss	Total
Balance, December 31, 2020	102,166,400	$10,217	$497,573	$(1,198,730)	$(28,823)	$(719,763)
Foreign currency translation adjustment	—	—	—	—	12,509	12,509
Net income	—	—	—	27,655	—	27,655
Balance, March 31, 2021	102,166,400	$10,217	$497,573	$(1,171,075)	$(16,314)	$(679,599)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 Group Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$27,655	$(276,295)
Adjustments to reconcile net income to net cash used in operating activities:
Foreign currency translation adjustment	13,452	28,470
Bad debt expense	-	379,087
Depreciation and amortizations expense	4,806	7,061
Changes in operating assets and liabilities:
Accounts receivable	(38,923)	(106,008)
Prepaid expenses	(1,648)	1,551
Inventories	47,640	(148,723)
Other assets, related party	(144)	(2,798)
Advances to suppliers	40,807	(338,982)
Other current assets	(1,120)	(8,160)
Accounts payable and accrued liabilities	(35,178)	308,119
Customer deposit	6,786	1,301
Other payables	7,515	(4,440)
Net cash provided by (used in) operating activities	71,648	(159,817)

Cash flows from financing activities:
Proceeds from loan payable	-	140,060
Repayment of loan payable	(35,969)	-
Loans from related parties	-	1,064
Repayment of related party loans	(613)	-
Net cash provided by (used in) financing activities	(36,582)	141,124

Net change in cash	35,066	(18,693)

Effects of currency translation	-	487
Cash, beginning of period	7,000	189,429

Cash, end of period	$42,066	$171,223

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Translation Adjustment

For the three months ended March 31, 2021 and 2020, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three months ended March 31, 2021 and 2020 is included net income and foreign currency translation adjustments.

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

NOTE 3 – SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2021 and December 31, 2020. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2021 and December 31, 2020 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the three months ended March 31, 2021 and 2020, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of March 31, 2021 and December 31, 2020 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the year ended March 31, 2021:

	Amount	%
Zhejiang Quku Supply Chain Management Co., Ltd	$123,081	48%
Sichuan Songxiang Times Science and Technology Co., Ltd	$48,071	19%
Mingtong Chongqing Agricultural Technology Development Co., Ltd	$27,122	11%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of March 31, 2021:

	Amount	%
Sichuan Songxiang Times Science and Technology Co., Ltd	$19,753	38%
Mingtong Chongqing Agricultural Technology Development Co., Ltd	$12,972	25%

NOTE 4 – ACCOUNTS RECEIVABLE

Account receivables consist of the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$51,747	$12,824
Less: allowance for doubtful accounts	—	—

Accounts receivable, net	$51,747	$12,824

NOTE 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials and parts	$59,015	$66,089
Finished goods	200,318	248,571
Total	259,333	314,660
Less: allowance for inventory reserve	—	(7,687)
Total inventory, net	$259,333	$306,973

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2021	December 31, 2020
Equipment	$15,019	$15,074
Automobile	36,232	36,366
Acer Truncatum saplings	229	230
Total property and equipment	51,480	51,670
Less accumulated depreciation	(41,812)	(39,443)
Property and equipment, net	$9,668	$12,227

Depreciation expense was $2,124 and $3,057 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 — CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	March 31, 2021	December 31, 2020
Software	$23,409	$23,495
Less accumulated amortization	(22,351)	(19,247)
Software costs, net	$1,058	$4,248

Amortization expense was $2,682 and $4,001 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 – LOAN PAYABLE

As of March 31, 2021, the Company had outstanding loan agreements with some individuals in the amount of $101,484 (RMB $665,000). The Company’s vehicle with net value of $7,548 is pledged as security for a loan in the amount of $15,261 (RMB $100,000). During the three months ended March 31, 2020, the Company repaid a loan in full in the amount of $15,261 (RMB $100,000). All loans are past due as of March 31, 2021. The annual interest rates for the loans are from 0% to 30%. For the three months ended March 31, 2021, the interest expense is $2,381.

NOTE 9 – RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2020, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $763,035 (RMB 5,000,000) credit line. The maturity date is December 31, 2020. The loan is unsecured, non-interest bearing. As of March 31, 2021, the balance of the loan is $160,369 and unused credit line is $602,666. As of March 31, 2021, this loan is past due.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2021 and December 31, 2020, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of March 31, 2021 and December 31, 2020, the Company owed the aforementioned related parties $425,414 and $426,027, respectively.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss included members’ capital were as follows:

	March 31, 2021	December 31, 2020
Accumulated other comprehensive loss, beginning of period	$(28,823)	$(12,338)
Change in cumulative translation adjustment	12,509	(16,485)
Accumulated other comprehensive loss, end of period	$(16,314)	$(28,823)
12

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand CAT9 Group, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2020 filed with the Securities Exchange Commission on Form 10-K on March 30, 2021and should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Covid-19 Coronavirus Risk

We also continue to face uncertainty operating under the conditions of COVID-19, (SARS-CoV-2), the novel coronavirus which began in Wuhan, China placed several areas under mandatory quarantine which during this period our employees and staff worked from home. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures that would disrupt our business operations.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Sales Revenue

Sales revenue for the three months ended March 31, 2021, was $256,190, compared to $1,054,015 for the three months ended March 31, 2020, a decrease of $797,825 or 75.7 We have experienced a significant decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2021, was $93,204, compared to $509,592 for the three months ended March 31, 2020, a decrease of $416,388 or 81.7%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $24,829 for the three months ended March 31, 2021, compared to $57,790 for the three months ended March 31, 2020, a decrease of $32,961 or 57%. Professional fees consist mostly of legal and audit expense.

Consulting expense was $7,437 for the three months ended March 31, 2021, compared to $106,398 for the three months ended March 31, 2020, a decrease of $98,961 or 93%.Consulting expense has decreased due to decreased use of consulting for business management and intellectual property.

Selling, general and administrative expense (“SG&A”) was $103,758 for the three months ended March 31, 2021, compared to $643,897 for the three months ended March 31, 2020, a decrease of $540,139 or 83.9%. The decrease is the result of the overall decrease in operations including salaries and wages, rent, freight and marketing expense.

Net Loss

Net loss for the three months ended March 31, 2021, we had net income of $27,655, compared to a net loss of $276,295for the three months ended March 31, 2020. The increase from a net loss to net income can be contributed to our decrease on SG&A expense.

Liquidity and Capital Resources

During the three months ended March 31, 2021, operating activities provided $71,648 of cash compared to $159,330 used for operating activities in the prior period. The increase in cash provided by operating activities is mainly due to net income in first quarter of 2021.

During the three months ended March 31, 2021, we used $36,582 in financing activities compared to $141,124 provided in the prior period. The increase in cash used in financing activities is mainly due to higher repayment of loan payable in first quarter of 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement dated December 27, 2016, by and among the Registrant, CAT9 Cayman Holdings,; CAT9 Investment China Limited, and Chongqing Field Industrial Company Ltd.		8-K		2.1	12/27/16
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	Bylaws		10		3.2	02/06/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	09/01/15
3.4	Certificate of Approval, Agreement of Merger		8-K		3.4	12/27/16
10.1	Wenfa "Simon" Sun Employment Agreement		8-K		10.1	12/27/16
10.2	MeiHong "Sanya" Qian Employment Agreement		8-K		10.2	12/27/16
10.3	Agreement with Yunnan Province, Acreage Terms		8-K		10.3	05/02/17
10.4	Agreement with Yunnan Province, RMB Amount		8-K		10.4	05/02/17
21.1	List of Subsidiaries		10-K		21.1	3/30/2021
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAT9 Group Inc.

By: /s/ Wenfa “Simon” Sun

Wenfa “Simon” Sun. President, Chief Executive Officer, and Chairman of the Board of Directors

By: /s/ Liangqin Yi

Liangqin Yi, Chief Financial Officer, Secretary

Dated: May 17, 2021

