Form 10-Q
period 2021-06-30
CAT9 Group Inc.
filed 2021-08-16
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-222288

CAT9 Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2912810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 2001, Dading Century Square, No 387, Tianren Road, Wuhou District, Chengdu, Sichuan Province, China	610000
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common	CATN	OTC

Registrant’s telephone number, including area code: 86-028-85594777

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company
☑ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2021, the issuer had 102,166,400 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

PART I
Item 1.	Unaudited Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16
	Signatures	17

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAT9 GROUP, INC. and Subsidiaries Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets:
Cash	$283,401	$7,000
Accounts receivable, net	40,887	12,824
Inventories	244,395	306,973
Other receivables, related party		1,149
Advances to suppliers	117,233	167,235
Other current assets	9,759	6,165
Total current assets	695,675	501,346
Property & equipment, net	7,284	12,227
Capitalized software costs, net	4,294	4,248

Total assets	$707,253	$517,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$430,597	$511,011
Customer deposits	60,750	1,673
Loan payable	95,222	114,113
Loan payable, related parties	37,480	183,709
Other payables	150,607	1,051
Other payables, related party	423,095	426,027
Total current liabilities	1,197,751	1,237,584

Total liabilities	1,197,751	1,237,584

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	497,573	497,573
Accumulated deficit	(966,400)	(1,198,730)
Accumulated other comprehensive loss	(31,888)	(28,823)
Total Stockholders’ Deficit	(490,498)	(719,763)
Total liabilities and stockholders’ deficit	$707,253	$517,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$694,929	$227,423	$951,119	$1,281,438
Cost of revenue	249,861	96,866	343,065	606,458
Gross margin	445,068	130,557	608,054	674,980

Operating expenses:
Professional fees	4,730	13,441	29,559	71,231
Consulting	16,101	10,899	23,538	117,297
Selling, general and administrative	203,432	360,120	307,190	1,004,017
Total operating expenses	224,263	384,460	360,287	1,192,545
Income (Loss) from operations	220,805	(253,903)	247,767	(517,565)

Other income (expense):
Other income	788	2,296	5,334	2,620
Interest expense	(2,592)	(2,181)	(4,971)	(2,181)
Other expenses	(14,326)	(11,780)	(15,799)	(24,738)
Total other expense	(16,130)	(11,665)	(15,436)	(24,299)

Income (loss) before income taxes	204,675	(265,568)	232,331	(541,864)

Provision for income taxes			-	-
Net Income (Loss)	$204,675	$(265,568)	$232,331	$(541,864)

Other comprehensive income (loss):

Foreign currency translation adjustment	(15,574)	9,165	(3,065)	37,635
Comprehensive income (loss)	189,101	(256,403)	229,265	(504,229)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	102,166,400	102,166,400	102,166,400

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Deficit For the Three and Six Months Ended June 30, 2020 and 2021 (unaudited)
	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	capital	deficit	loss	Total
Balance, December 31, 2019	102,166,400	$10,217	$497,573	$(825,752)	$(12,338)	$(330,300)
Foreign currency translation adjustment	—	—	—	—	28,470	28,470
Net loss	—	—	—	(276,295)	—	(276,295)
Balance, March 31, 2020	102,166,400	10,217	497,573	(1,102,047)	16,132	(578,125)
Foreign currency translation adjustment	—	—	—	—	9,165	9,165
Net loss	—	—	—	(265,568)	—	(265,568)
Balance, June 30, 2020	102,166,400	$10,217	$497,573	$(1,367,615)	$25,297	$(834,528)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	capital	deficit	loss	Total
Balance, December 31, 2020	102,166,400	$10,217	$497,573	$(1,198,730)	$(28,823)	$(719,763)
Foreign currency translation adjustment	—	—	—	—	12,509	12,509
Net income	—	—	—	27,655	—	27,655
Balance, March 31, 2021	102,166,400	10,217	497,573	(1,171,075)	(16,314)	(679,599)
Foreign currency translation adjustment	—	—	—	—	(15,574)	(15,574)
Net income	—	—	—	204,675	—	204,675
Balance, June 30, 2021	102,166,400	$10,217	$497,573	$(966,400)	$(31,888)	$(490,498)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 Group Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$232,331	$(541,864)
Adjustments to reconcile net income (loss0 to net cash used in operating activities:
Foreign currency translation adjustment	(3,235)	38,085
Bad debt expense	-	498,758
Depreciation and amortizations expense	11,493	13,880
Changes in operating assets and liabilities:
Accounts receivable	(28,063)	(206,173)
Prepaid expenses	-	22
Inventories	62,578	(129,616)
Other assets, related party	1,149	(2,099)
Advances to suppliers	50,003	(217,331)
Other current assets	(3,594)	(5,690)
Accounts payable and accrued liabilities	(80,414)	158,122
Customer deposit	59,077	99,248
Other payables	149,556	(2,011)
Net cash provided by (used in) operating activities	450,881	(296,669)

Cash flows from investing activities:
Purchase of software	(6,428)	-
Net cash used in investing activities	(6,428)	-

Cash flows from financing activities:
Proceeds from loan payable	-	109,039
Repayment of loan payable	(165,120)	-
Loans from related parties	-	755
Repayment of related party loans	(2,932)	-
Net cash (used) provided by financing activities	(168,052)	109,794

Net change in cash	276,401	(186,875)

Cash, beginning of period	7,000	189,429

Cash, end of period	$283,401	$2,554

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,029	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CAT9 GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

With the redemption and subsequent issuance of the10,000,000 shares of restricted common stock, the Company effected a change in its control and the new majority shareholders are the current members of management of the Company.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CAT9 Cayman, and its subsidiaries, including CAT9 Investment China, Chongqing CAT9 Industrial Co., Ltd: Chongqing Yubei Branch Company of Chongqing CAT9 Industrial Co., Ltd; Chengdu First Branch Company of Chongqing CAT9 Industrial Co., Ltd; Chengdu Second Branch Company of Chongqing CAT9 Industrial Co., Ltd; and Chongqing CAT9 Bio-tech Co., Ltd. All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation Adjustment

For the three and six months ended June 30, 2021 and 2020, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital.  Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and six months ended June 30, 2021 and 2020 is included net income and foreign currency translation adjustments.

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

NOTE 3 –SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2021 and December 31, 2020. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2021 and December 31, 2020 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the three and six months ended June 30, 2021 and 2020, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of June 30, 2021 and December 31, 2020 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the year ended June 30, 2020:

	Amount	%
Zhejiang Quku Supply Chain Management Co., Ltd	346,975	36
Sichuan Songxiang Times Science and Technology Co., Ltd	194,574	20
Chongqing Zhongdao Bio-tech Co., Ltd.	220,188	36

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of June 30, 2020:

	Amount	%
Chongqing Zhongdao Bio-tech Co., Ltd.	11,212	27
Mingtong Chongqing Agricultural Technology Development Co., Ltd	10,516	26

NOTE 4 –ACCOUNTS RECEIVABLE

Accounts receivables consist of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$40,887	$12,824
Less: allowance for doubtful accounts	-	-

Accounts receivable, net	$40,887	$12,824

NOTE 5 –INVENTORIES

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials and parts	$84,202	$66,089
Finished goods	160,193	248,571
Total	244,395	314,660
Less: allowance for inventory reserve	-	(7,687)
Total inventory, net	$244,395	$306,973

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2021	December 31, 2020
Equipment	$15,238	$15,074
Automobile	36,761	36,366
Acer Truncatum saplings	232	230
Total property and equipment	52,231	51,670
Less accumulated depreciation	(44,947)	(39,443)
Property and equipment, net	$7,284	$12,227

Depreciation expense was $5,065 and $5,932 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7 – CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	June 30, 2021	December 31, 2020
Software	$30,192	$23,495
Less accumulated amortization	(25,898)	(19,247)
Software costs, net	$4,294	$4,248

Amortization expense was $6,428 and $7,948 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 – LOAN PAYABLE

As of June 30, 2021, the Company had outstanding loan agreements with some individuals in the amount of $95,222 (RMB $615,000). The Company’s vehicle with net value of $7,548 is pledged as security for a loan in the amount of $15,483 (RMB $100,000). During the six months ended June 30, 2020, the Company repaid two loans in full in the total amount of $18,891 (RMB $130,000). $34,063 (RMB220,000) of the loans are past due as of June 30, 2021. The annual interest rates for the loans are from 0% to 30%. For the six months ended June 30, 2021, the interest expense is $5,029.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2020, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $644,544 (RMB 5,000,000) credit line. The maturity date is December 31, 2020. The loan is unsecured, non-interest bearing. As of June 30, 2021, the balance of the loan is $37,480. As of June 30, 2021, this loan is past due.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2021 and December 31, 2020, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of June 30, 2021 and December 31, 2020, the Company owed the aforementioned related parties $423,095and $426,027, respectively.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss included members’ capital were as follows:

	June 30, 2021	December 31, 2020
Accumulated other comprehensive loss, beginning of period	$(28,823)	$(12,338)
Change in cumulative translation adjustment	(3,065)	(16,485)
Accumulated other comprehensive loss, end of period	$(31,888)	$(28,823)

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand CAT9 Group, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the second quarter-ended June 30, 2021. The audited financial statements for our fiscal year ended December 31, 2020 filed with the Securities Exchange Commission on Form 10-K on March 30, 2021 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Sales Revenue

Sales revenue for the three months ended June 30, 2021, was $694,929, compared to $227,423 for the three months ended June 30, 2020, an increase of $467,506 or 205.6%. Our revenue has increased in the current period due to new customers obtained in the second quarter of 2021.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021, was $249,861, compared to $96,866 for the three months ended June 30, 2020, an increase of $152,995 or 157.9%. The increase in cost of goods is directly related to the increase in sales.

Operating Expenses

Professional fees were $4,730 for the three months ended June 30, 2021, compared to $13,441 for the three months ended June 30, 2020, a decrease of $8,711 or 64.8%. Professional fees consist mostly of legal and audit expense.

Selling, general and administrative expense (“SG&A”) was $203,432 for the three months ended June 30, 2021, compared to $360,120 for the three months ended June 30, 2020, a decrease of $156,688 or 43.5%. The decrease is the result of the overall decrease in operations including salaries and wages, rent, freight and marketing expense.

Other income/expenses

We had total other expenses for the three months ended June 30, 2021of $16,130, compared to $11,665 for the three months ended June 30, 2020.

Net Income/Loss

Net income for the three months ended June 30, 2021, was $204,675, and compared to a net loss of $265,568 for the three months ended June 30, 2020. The change from a net loss in the prior period to a net income in the current period is primarily due to our increase in revenue with a decrease of operating expenses.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Sales Revenue

Sales revenue for the six months ended June 30, 2021, was $951,119, compared to $1,281,438 for the six months ended June 30, 2020, a decrease of $330,319 or 25.8%. We have experienced a decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2021, was $343,065, compared to $606,458 for the six months ended June 30, 2020, a decrease of $263,393 or 43.4%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $29,559 for the six months ended June 30, 2021, compared to $71,231 for the six months ended June 30, 2020, a decrease of $41,672 or 58.5%. Professional fees consist mostly of legal and audit expense.

SG&A expense was $307,190 for the six months ended June 30, 2021, compared to $1,004,017 for the six months ended June 30, 2020, a decrease of $696,827 or 69.4%. In the prior period we had significant bad debt expense tat we did no incur in the current period

Other income/expenses

We had total other expenses for the six months ended June 30, 2021 of $15,436, compared to $24,299 for the six months ended June 30, 2020. The decrease in other expense is due to lower other loss.

Net Income/Loss

Net income for the six months ended June 30, 2021, was $232,331, compared to a net loss of $541,864 for the six months ended June 30, 2019. The change from a net loss in the prior period to a net income in the current period is primarily due to our decrease of operating expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2021, we received $450,881 of cash from operating activities compared to $296,669 used by operating activities in the prior period.

During the six months ended June 30, 2021, we used $6,428 for investing activities for the purchase of property and equipment in the prior period compared to $0 in the prior period.

During the six months ended June 30, 2021, we used $168,052 in financing activities due to the repayment of loans compared to $109,794 received in the prior period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement dated December 27, 2016, by and among the Registrant, CAT9 Cayman Holdings,; CAT9 Investment China Limited, and Chongqing Field Industrial Company Ltd.		8-K		2.1	12/27/16
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	Bylaws		10		3.2	02/06/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	09/01/15
3.4	Certificate of Approval, Agreement of Merger		8-K		3.4	12/27/16
10.1	Wenfa "Simon" Sun Employment Agreement		8-K		10.1	12/27/16
10.2	MeiHong "Sanya" Qian Employment Agreement		8-K		10.2	12/27/16
10.3	Agreement with Yunnan Province, Acreage Terms		8-K		10.3	05/02/17
10.4	Agreement with Yunnan Province, RMB Amount		8-K		10.4	05/02/17
21.1	List of Subsidiaries		10-K		21.1	03/30/2021
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAT9 Group Inc.

/s/Wenfa “Simon” Sun	/s/ Liangqin Yi
Name: Wenfa “Simon” Sun	Name: Liangqin Yi
Title: President, Chief Executive Officer, and Chairman of the Board of Directors	Title: Chief Financial Officer, Secretary

Dated: August 16, 2021

