Form 10-Q
period 2021-09-30
CAT9 Group Inc.
filed 2021-11-22
CIK 1632275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2021, the issuer had 102,166,400 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

CAT9 GROUP, INC. and Subsidiaries Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)

Current assets:
Cash	$287,168	$7,000
Accounts receivable, net	46,535	12,824
Inventories	255,191	306,973
Other receivables, related party	26,008	1,149
Advances to suppliers	275,391	167,235
Other current assets	-	6,165
Total current assets	890,293	501,346
Property and equipment, net	4,895	12,227
Capitalized software costs, net	7,529	4,248

Total assets	$902,717	$517,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$590,482	$511,011
Customer deposits	385,267	1,673
Loan payable - current	24,820	114,113
Loan payable, related parties	45,762	183,709
Other payables	17,525	1,051
Other payables, related party	422,557	426,027
Total current liabilities	1,486,413	1,237,584

Non-current liabilities:
Loan payable, non-current	155,125	-
Total non-current liabilities	155,125	-

Total liabilities	1,641,538	1,237,584

Shareholders' Deficit:
Preferred stock $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value, 500,000,000 shares authorized; 102,166,400 shares issued and outstanding	10,217	10,217
Additional paid-in capital	506,367	497,573
Accumulated deficit	(1,227,962)	(1,198,730)
Accumulated other comprehensive loss	(22,558)	(28,823)
Non-controlling interest	(4,885)	-
Total Stockholders’ Deficit	(738,821)	(719,763)
Total liabilities and stockholders’ deficit	$902,717	$517,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$205,465	$201,874	$1,156,584	$1,483,312
Cost of revenue	75,071	123,331	418,136	729,789
Gross margin	130,394	78,543	738,448	753,523

Operating expenses:
Professional fees	4,730	7,464	34,289	78,695
Consulting	6,575	5,968	30,113	123,265
Selling, general and administrative	368,013	159,170	675,203	1,163,187
Total operating expenses	379,318	172,602	739,605	1,365,147
Loss from operations	(248,924)	(94,059)	(1,157)	(611,624)

Other income (expense):
Other income	2,473	577	7,807	3,197
Interest expense	(12,552)	(3,082)	(17,523)	(5,264)
Other expenses	(7,444)	5,409	(23,244)	(19,329)
Total other income (expense)	(17,523)	2,904	(32,960)	(21,396)

Loss before income taxes	(266,477)	(91,155)	(34,117)	(633,020)

Provision for income taxes			-	-
Net Loss	$(266,477)	$(91,155)	$(34,117)	$(633,020)

Net loss attributed to non-controlling interest	(4,885)	-	(4,885)	-

Other comprehensive income (loss):

Foreign currency translation adjustment	9,330	(56,529)	6,265	(18,894)
Comprehensive loss	(252,262)	(149,684)	(22,967)	(651,914)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	102,166,400	102,166,400	102,166,400	102,166,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC. and Subsidiaries Consolidated Statements of Stockholders’ Deficit For the Three and Nine Months Ended September 30, 2020 and 2021 (unaudited)

	Common Stock		Additional paid in	Accumulated	Other comprehensive
	Shares	Amount	Capital	Deficit	loss	Total
Balance, December 31, 2019	102,166,400	$10,217	$497,573	$(825,752)	$(12,338)	$(330,300)
Foreign currency translation adjustment	—	—	—	—	28,470	28,470
Net loss	—	—	—	(276,295)	—	(276,295)
Balance, March 31, 2020	102,166,400	10,217	497,573	(1,102,047)	16,132	(578,125)
Foreign currency translation adjustment	—	—	—	—	9,165	9,165
Net loss	—	—	—	(265,568)	—	(265,568)
Balance, June 30, 2020	102,166,400	10,217	497,573	(1,102,047)	25,297	(834,528)
Foreign currency translation adjustment	—	—	—	—	(56,529)	(56,529)
Net loss	—	—	—	(91,155)	—	(91,155)
Balance, September 30, 2020	102,166,400	$10,217	$497,573	$(1,458,771)	$(31,232)	$(982,213)

	Common Stock		Additional paid in	Accumulated	Other comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, December 31, 2020	102,166,400	$10,217	$497,573	$(1,198,730)	$(28,823)	$—	$(719,763)
Foreign currency translation adjustment	—	—	—	—	12,509	—	12,509
Net income	—	—	—	27,655	—	—	27,655
Balance, March 31, 2021	102,166,400	10,217	497,573	(1,171,075)	(16,314)	—	(679,599)
Foreign currency translation adjustment	—	—	—	—	(15,574)	—	(15,574)
Net income	—	—	—	204,675	—	—	204,675
Balance, June 30, 2021	102,166,400	10,217	497,573	(966,400)	(31,888)	—	(490,498)
Imputed interest	—	—	8,794	—	—	—	8,794
Foreign currency translation adjustment	—	—	—	—	9,330	—	9,330
Net loss	—	—	—	(261,562)	—	(4,885)	(266,447)
Balance, September 30, 2021	102,166,400	$10,217	$506,367	$(1,227,962)	$(22,558)	$(4,885)	$(738,821)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 Group Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(29,232)	$(633,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net income/(loss) attributable to non-controlling interest	(4,885)	-
Foreign currency translation adjustment	-	(18,894)
Bad debt expense	-	567,416
Depreciation and amortizations expense	17,100	21,073
Imputed interest	8,758	-
Changes in operating assets and liabilities:
Accounts receivable	(33,412)	(156,222)
Prepaid expenses	-	947
Inventories	55,859	(129,712)
Other assets, related party	-	(867)
Advances to suppliers	(52,769)	(117,076)
Other current assets	-	1,188
Accounts payable and accrued liabilities	34,677	32,261
Customer deposit	382,021	32,850
Other payables	12,955	67,698
Net cash provided by (used in) operating activities	391,072	(332,358)

Cash flows from investing activities:
Purchase of software	(12,855)	-
Net cash used in investing activities	(12,855)	-

Cash flows from financing activities:
Proceeds from loan payable	154,498	139,702
Loans from related parties, net	(23,655)	4,948
Repayment of related party loans	(185,300)	-
Repayment of loans payable	(44,804)	-
Net cash (used) provided by financing activities	(99,261)	144,650

Net change in cash	278,956	(187,708)
Effects of currency translation	1,212	(266)
Cash, beginning of period	7,000	189,429

Cash, end of period	$287,166	$1,455

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$6,349	$5,313
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAT9 GROUP, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Annual Report”).

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CAT9 Cayman, and its subsidiaries, including CAT9 Investment China, Chongqing CAT9 Industrial Co., Ltd: Chongqing Yubei Branch Company of Chongqing CAT9 Industrial Co., Ltd; Chengdu First Branch Company of Chongqing CAT9 Industrial Co., Ltd; and Chengdu Second Branch Company of Chongqing CAT9 Industrial Co., Ltd, Chongqing CAT9 Bio-tech Co., Ltd (the subsidiary company of Chongqing CAT9 Industrial, was formed on June 15, 2020 for operational needs, and commenced operations and had an independent bank statement from Q2 of 2021), and Sichuan SequnDashidai Information Co., Ltd. (holds 48% by Chongqing CAT9 Bio-tech Co., Ltd, was formed at the date of July 6th, 2021for operation needs). All financial information has been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

Translation Adjustment

For the three and nine months ended September 30, 2021 and 2020, the accounts of the Chongqing CAT9 were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of members’ capital, except those due to investments by members, changes in paid-in capital and distributions to members. Comprehensive income for the three and nine months ended September 30, 2021 and 2020 is included net income and foreign currency translation adjustments.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis. Thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2021 and December 31, 2020, allowance for doubtful accounts was $37,632 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the periods presented, there were no inventory write-downs.

Cost of Sales

Cost of sales is comprised of cost of product sold, packaging, and shipping costs.

Stock-Based Compensation - Employees

The Company accounts for the stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC 718-10-30. Pursuant to ASC 718-10-30-6, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement based on sales to third parties or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial Option Model option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments. The expected life of options and similar instruments represents the period of time the options and/or similar instruments are expected to be outstanding. Pursuant to ASC 718-10-50-2(f)(2)(i), the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to ASC 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term equal the quotient of the vesting term plus the original contractual term divided by two if (i) a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) a company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) a company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC 718-10-50-2(f)(2)(ii), a thinly traded or non-public entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock options, warrants, restricted stock and stock appreciation rights are measured at their fair value on the grant date of the award based on the estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting (“Topic 718”).The ASU supersedes ASC 505-50, Equity-Based Payment to Non-Employment, and expands the scope of the Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted the new guidance effective January 1, 2019, and the adoption did not have a material impact on its financial statements and related disclosures.

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to ASC 718-10-50-2(f)(2)(i), the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and the holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate the holder’s expected exercise behavior. If a company is a newly formed corporation or shares of such company are thinly traded, the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as such company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC 718-10-50-2(f)(2)(ii), a thinly-traded or non-public entity that uses the calculated value method shall disclose the reasons why it is not practicable for the company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Earnings per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if the Company’s share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. The dilutive effect of the Company’s convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

Investments

The Company follows ASC subtopic 321-10, Investments-Equity Securities which requires the accounting for an equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 6).

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

The Company’s free-standing derivatives consisted of conversion options embedded within its issued convertible debt and warrants with anti-dilutive (reset) provisions. The Company evaluated these derivatives to assess their proper classification in the balance sheet using the applicable classification criteria enumerated under GAAP. The Company determined that certain conversion and exercise options do not contain fixed settlement provisions. The convertible notes contain a conversion feature and warrants have a reset provision such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands. As such, the Company was required to record the conversion feature and the reset provision which does not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus, any available shares are allocated first to contracts with the most recent inception dates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $183,491 and $159,428 for the nine months ended September 30, 2021 and 2020, respectively, as advertising costs.

Revenue Recognition Policy

The Company derives revenues from the sale of acer truncatum trees and products product income.

Revenue is recognized based on the following five step model:

o	Identification of the contract with a customer

o	Identification of the performance obligations in the contract

o	Determination of the transaction price

o	Allocation of the transaction price to the performance obligations in the contract

o	Recognition of revenue when, or as, the Company satisfies a performance obligation

On January 1, 2018, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605. The adoption has had an immaterial impact to the Company’s comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2021 and 2020, the Company has not 0 recorded any unrecognized tax benefits.

NOTE 4 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this Quarterly Report on Form 10-Q This determination was based on the following factors: (i) the Company has a working capital deficit as of September 30, 2021 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the remainder of Fiscal 2021to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this Form 10-Q and for one year from the issuance of the unaudited condensed consolidated financial statements.

The Company recently received loans from private parties for additional working capital. However, there is no assurance that the Company will be successful in any other capital-raising efforts that it may undertake to fund operations during the next 12 months. The Company anticipates that it will issue equity and/or debt securities as a source of liquidity, until it begins to generate positive cash flow to support its operations. Any future sales of securities to finance operations will dilute existing stockholders’ ownership. The Company cannot guarantee when or if it will generate positive cash flow.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - SIGNIFICANT CONCENTRATION

Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2021 and December 31, 2020. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2021 and December 31, 2020 is maintained at financial institutions in the PRC which provide insurance on deposit for no more than 500,000 yuan for each depositor in a bank.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the three and nine months ended September 30, 2021 and 2020, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of September 30, 2021 and December 31, 2020 also arose from customers located in the PRC.

Major parts of net assets of the Company are also located in the PRC.

Customer Concentration

For the nine months ended September 30, 2021, the Company earned net revenues of $1,156,584. The Company has the following concentration of revenue with customers that represent over 10% of overall revenue. The highest revenue from (1) customer accounted for 29.94% (2) customer accounted for 23.16% and (3) customer accounted for 16.92% as percentage of overall revenue for the nine months ended September 30, 2021.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivables consist of the following:

	September 30, 2021	December 31, 2020
Accounts receivable	$46,535	$12,824
Less: allowance for doubtful accounts	-	-

Accounts receivable, net	$46,535	$12,824

NOTE 7 - INVENTORIES

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials and parts	$96,928	$66,089
Finished goods	158,263	248,571
Total	255,191	314,660
Less: allowance for inventory reserve	-	(7,687)
Total inventory, net	$255,191	$306,973

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2021	December 31, 2020
Equipment	$15,266	$15,074
Automobile	36,831	36,366
Acer Truncatum saplings	232	230
Total property and equipment	58,783	51,670
Less accumulated depreciation	(47,434)	(39,443)
Property and equipment, net	$4,895	$12,227

Depreciation expense was $7,458 and $8,318 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 9 - CAPITALIZED SOFTWARE COSTS

Capitalized software costs consist of the following as of:

	September 30, 2021	December 31, 2020
Software	$36,703	$23,495
Less accumulated amortization	(29,174)	(19,247)
Software costs, net	$7,529	$4,248

Amortization expense was $9,642 and $12,755 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 10 - LOAN PAYABLE

As of September 30, 2021, the Company had outstanding loan agreements with some individuals in the amount of $168,637 (RMB $1,160,000). The Company’s vehicle with net value of $7,548 is pledged as security for a loan in the amount of $15,261 (RMB $100,000). This loan has been paid. During the nine months ended September 30, 2021, the Company repaid two loans in full in the total amount of $44,256 (RMB $290,000). All loans are past due as of September 30, 2021. The annual interest rates for the loans are from 0% to 30%. For the nine months ended September 30, 2021, the interest expense was $6,395.

On August 5th, 2021, the company entered a loan agreement with XiongXiuqiong, an individual in the amount of $145,377 (RMB $1,000,000). The loan is for three years and will be matured on August 5th, 2024. The loan is bearing an interest rate at 10%. For the nine months ended September 30, 2021, the interest expense was $2,380.

NOTE 11 – CUSTOMER DEPOSITS

Customer deposits discloses an amount paid by the customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money.  As of September 30, 2021 and December 31, 2020, customer deposits were $385,267 and $1,673, respectively.

NOTE 12 –OTHER PAYABLES

As of September 30, 2021 and December 31, 2020, the Company had other payables due to empoyees of $17,525 and $1,051, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Loan payable, related parties

On January 1, 2020, the Company entered into a loan agreement with Sichuan CAT9 Technology, the company under control of Wenfa Sun, the Company’s President, Chief Executive Officer and Chairman. The loan agreement offers the Company $644,544 (RMB 5,000,000) credit line. The maturity date is December 31, 2020. The loan is unsecured, non-interest bearing. As of September 30, 2021, the balance of the loan has been paid in full.

On September 22, 2020, the company entered into a loan agreement with Sichuan CAT9 Jiufuteng, under the control of Qiulin She, the Chongqing CAT9 Industrial Co., Ltd’s Legal Representative. The amount of the loan agreement is $45,762 (RMB $295,000).The loan is past due as of September 30, 2021.

Due to related parties

During the normal course of business, affiliated companies, members, and/or officers may advance the Company funds to pay for certain operating expenses. All advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2021 and December 31, 2020, the Company was indebted to related parties that advanced loans to the Company without any formal repayment terms. As of September 30, 2021 and December 31, 2020, the amount owed to the aforementioned related parties were $422,557 and $426,027, respectively.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance of related after-tax components comprising accumulated other comprehensive loss included members’ capital were as follows:

	September 30, 2021	December 31, 2020
Accumulated other comprehensive loss, beginning of period	$(28,823)	$(12,338)
Change in cumulative translation adjustment	6,265	(16,485)
Accumulated other comprehensive loss, end of period	$(22,558)	$(28,823)

NOTE 15 – SUBSEQUENT EVENTS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand CAT9 Group, Inc., our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the third quarter-ended September 30, 2021. The audited financial statements for our fiscal year ended December 31, 2020 filed with the Securities Exchange Commission on Form 10-K on March 30, 2021 should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Sales Revenue

Sales revenue for the three months ended September 30, 2021, was $205,465 compared to $201,874 for the three months ended September 30, 2020, an increase of $3,591or 1.78% Our revenue has increased in the current period due to new customers obtained in the third quarter of 2021.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2021, was $75,071 compared to $123,331 for the three months ended September 30, 2020, a decrease of $48,260 or65%. The decrease in cost of goods is directly related to the change of the exchange rate (6.9 RMB as of 9-30-2020, and 6.4RMBas of 9-30-2021), and the decreasing in cost of raw materials.

Operating Expenses

Professional fees were $4,730 for the three months ended September 30, 2021, compared to $7,464 for the three months ended September 30, 2020, a decrease of $2,734 or 57%. Professional fees consist mostly of legal and audit expenses.

Selling, general and administrative expense (“SG&A”) was $368,013 for the three months ended September 30, 2021, compared to $159,170 for the three months ended September 30, 2020, an increase of $208,843 or 131%. The increase is the result of the overall increase in marketing and promotional expenses.

Other income/expenses

We had total other expenses for the three months ended September 30, 2021 of $17,523, compared to $2,904 in income for the three months ended September 30, 2020. The change was mainly due to increase in interest expense associated with the financing.

Net Income/Loss

Net loss for the three months ended September 30, 2021, was $266,477, and compared to a net loss of $91,155 for the three months ended September 30, 2020. The change in the current period is primarily due to an increase of operating expenses related to sales.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Sales Revenue

Sales revenue for the nine months ended September 30, 2021, was $1,156,584, compared to $1,483,312 for the nine months ended September 30, 2020, a decrease of $326,728 or 22%. We have experienced a decrease in revenue primarily due to the largest distributor of our products ceasing all operations.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2021, was $418,136, compared to $729,789 for the nine months ended September 30, 2020, a decrease of $311,653 or 42.7%. The decrease in cost of goods is directly related to the decrease in sales.

Operating Expenses

Professional fees were $34,289 for the nine months ended September 30, 2021, compared to $78,695 for the nine months ended September 30, 2020, a decrease of $44,406 or 56%. Professional fees consist mostly of legal and audit expenses.

SG&A expense was $675,203 for the nine months ended September 30, 2021, compared to $1,163,187 for the nine months ended September 30, 2020, a decrease of $487,984 or 42%. In the prior period we had significant bad debt expense that we did not incur in the current period.

Other income/expenses

We had total other expenses for the nine months ended September 30, 2021 of $32,960, compared to $21,396 for the nine months ended September 30, 2020. The increase  in other expense was mainly due to increase in interest expense associated with the financing.

Net Income/Loss

Net loss for the nine months ended September 30, 2021, was $34,117 compared to a net loss of $633,020 for the nine months ended September 30, 2020. The change from a net loss in the prior period to a net income in the current period is primarily due to our decrease of operating expenses.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, we received $391,072 of cash from operating activities compared to $332,358 used by operating activities in the prior period.

During the nine months ended September 30, 2021, we used $12,855 for investing activities for the purchase of software in the prior period compared to $0 in the prior period.

During the nine months ended September 30, 2021, we used $99,261 in financing activities due to the repayment of loans compared to $144,650 received in the prior period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 22, 2021

